Form 10-Q
period 1999-06-30
AT PLAN INC
filed 1999-08-16
CIK 1081614

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                      OR

      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________TO __________

                         COMMISSION FILE NUMBER 0-25575

                             ---------------------

                                   @plan.inc
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                      62-1643381
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

        3 LANDMARK SQUARE, SUITE 400                              06901
                 STAMFORD, CT                                   (Zip Code)
  (Address of principal executive offices)

                                 (203) 961-0340
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT JULY 31, 1999
                ---------------------                              ----------------------------
         Voting common stock, no par value                              10,948,600 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    @plan.inc

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Part I - Financial Information

Item 1. Financial Statements

        Balance Sheets as of December 31, 1998 (audited) and                     2
        June 30, 1999 (unaudited)

        Statements of Operations for the three and six months ended
        June 30, 1998 and 1999 (unaudited)                                       3

        Statements of Cash Flows for the six months ended
        June 30, 1998 and 1999 (unaudited)                                       4

        Notes to Financial Statements                                            5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                    9

Part II. - Other Information

Item 1.  Legal Proceedings                                                      16

Item 2.  Changes in Securities and Use of Proceeds                              16

Item 6.  Exhibits and Reports on Form 8-K                                       16

Signatures                                                                      17

                                    @plan.inc

                                 BALANCE SHEETS

                                                                     DECEMBER 31,      JUNE 30,
                                                                        1998             1999
                                                                    -----------      ------------
                                                                                      (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                        $ 3,682,576      $ 35,093,379
   Accounts receivable, net of allowance
    of $80,000, and $175,000, respectively:
         Billed                                                       1,440,693         1,771,740
         Unbilled                                                       245,310           212,529
   Prepaid expenses and other                                           101,208           851,251
                                                                    -----------      ------------
         Total current assets                                         5,469,787        37,928,899
Property and equipment, net                                             117,641           140,061
Software development costs, net                                         375,278           410,855
Other assets                                                             63,775            70,435
                                                                    -----------      ------------
      Total assets                                                  $ 6,026,481      $ 38,550,250
                                                                    ===========      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                                 $   254,223      $  1,017,066
   Accrued liabilities                                                  375,411           274,220
   Deferred revenue                                                   1,124,082         1,782,071
                                                                    -----------      ------------
      Total current liabilities                                       1,753,716         3,073,357
Mandatory redeemable convertible
   preferred stock:
  Series A, no par value, 500,000
     shares authorized: 448,000 and no
     shares issued and outstanding, respectively                        431,876                --
  Series B, no par value, 2,250,000
     shares authorized: 2,016,000 and no
     shares issued and outstanding, respectively                      4,011,935                --
  Series C, no par value, 1,725,667
     shares authorized: 1,725,667 and
     no shares issued and outstanding,
    respectively                                                      5,138,991                --
                                                                    -----------      ------------
Total mandatory redeemable convertible
   preferred stock                                                    9,582,802                --
Shareholders' equity (deficit):
   Preferred Stock, no par value,
      5,524,333 and 10,000,000 shares
    authorized; no shares issued
      and outstanding, respectively                                          --                --
   Common stock, no par value,
      50,000,000 shares authorized;
      907,200 and 10,948,600 shares
      issued and outstanding, respectively                                8,001        41,260,526
   Additional paid-in capital                                            27,418         1,855,511
   Accumulated deficit                                               (5,345,456)       (7,639,144)
                                                                    -----------      ------------
Total shareholders' equity (deficit)                                 (5,310,037)       35,476,893
                                                                    -----------      ------------
      Total liabilities and
         shareholders' equity (deficit)                             $ 6,026,481      $ 38,550,250
                                                                    ===========      ============


   The accompanying notes are an integral part of these financial statements.

                                    @plan.inc

                            STATEMENTS OF OPERATIONS

                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                               JUNE 30,                         JUNE 30,
                                               --------                         --------
                                        1998             1999             1998            1999
                                    -----------      -----------      -----------      -----------
                                             (UNAUDITED)                       (UNAUDITED)
Revenues                              $ 633,281      $ 1,623,996      $ 1,102,449      $ 2,961,118
Costs and expenses:
   Product costs                        671,153          805,286        1,078,802        1,545,766
   Selling and marketing                420,265          699,416          715,076        1,238,576
   General and administrative           189,675          418,029          371,590          820,779
   Non-cash compensation expense             --          475,038               --          505,098
                                    -----------      -----------      -----------      -----------
   Total costs and expenses           1,281,093        2,397,769        2,165,468        4,110,219
                                    -----------      -----------      -----------      -----------
Loss from operations                   (647,812)        (773,773)      (1,063,019)      (1,149,101)
Interest income                          45,709          185,978           98,419          222,708
                                    -----------      -----------      -----------      -----------
   Net loss before income taxes        (602,103)        (587,795)        (964,600)        (926,393)
Income tax provision                         --           41,000            4,921           44,300
                                    -----------      -----------      -----------      -----------
   Net loss                         $  (602,103)     $  (628,795)     $  (969,521)     $  (970,693)
                                    ===========      ===========      ===========      ===========
Basic and diluted
   loss per share                   $     (0.67)     $     (0.36)     $     (1.08)     $     (0.77)
                                    ===========      ===========      ===========      ===========
Weighted average shares
   outstanding                          900,000        5,431,350          900,000        2,978,530
                                    ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                    @plan.inc

                            STATEMENTS OF CASH FLOWS

                                                 SIX MONTHS ENDED
                                                      JUNE 30,
                                                      --------
                                                1998             1999
                                            -----------      ------------
                                                    (UNAUDITED)
Cash flows from operating activities:
   Net loss                                 $  (969,521)     $   (970,693)
   Adjustments to reconcile
      net loss to net cash (used in)
      provided by operating activities:

   Depreciation and amortization                 55,381           281,434
   Provision for doubtful accounts                   --            95,000
   Non cash charges                                  --           505,098
   Changes in operating assets
      and liabilities:
      Increase in accounts receivable          (350,363)         (393,266)
      Increase in prepaid expenses
        and other                               (18,754)         (750,043)
      Increase in other assets                   (4,020)           (6,660)
      Increase in accounts payable               92,946           762,843
      Increase (decrease) in
         accrued liabilities                     79,019          (101,191)
      Increase in deferred revenue               20,548           657,989
                                            -----------      ------------
         Net cash (used in) provided by
          operating activities               (1,094,764)           80,511
Cash flows from investing activities:
   Purchases of equipment                       (52,005)          (64,146)
   Software development costs                  (159,540)         (275,285)
                                            -----------      ------------
         Net cash used in
           investing activities                (211,545)         (339,431)
Cash flows from financing activities:
   Proceeds from issuance
      of common stock, net                           --        31,669,723
   Proceeds from issuance of
      preferred stock, net                    3,668,189                --
                                            -----------      ------------
         Net cash provided by
           financing activities               3,668,189        31,669,723
                                            -----------      ------------
Net change in cash and cash equivalents       2,361,880        31,410,803
Cash and cash equivalents
   at beginning of period                       832,338         3,682,576
                                            -----------      ------------
Cash and cash equivalents
   at end of period                         $ 3,194,218      $ 35,093,379
                                            ===========      ============
Supplemental information:
   Cash paid for income taxes               $     4,921      $     44,300
  Warrants issued to preferred
     shareholders                                    --      $  1,322,995

   The accompanying notes are an integral part of these financial statements.

                                    @plan.inc

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         The financial information as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position at June 30, 1999, and our operations and cash flows for the three and six months ended June 30, 1998 and 1999. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of results that may be expected for the entire year. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, which were included as part of our Registration Statement Form S-1 (File No. 333-74507).

2. GENERAL:

         @plan.inc was incorporated in the State of Tennessee in May 1996. We provide Internet market research systems for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers. Our internally developed systems, which our clients access through our Web site, combine our databases of consumer lifestyle, product preference and demographic data with technology that enables our clients to perform queries and searches to plan campaigns and strategies. Our syndicated Internet consumer research data is collected, on an exclusive basis, by The Gallup Organization, Inc. from a statistically representative group of approximately 40,000 active adult Web users.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

REVENUE RECOGNITION

         We provide Internet market research systems to our clients on a renewable subscription basis. We recognize revenue ratably over the contract period, which is generally twelve months. We bill our clients for our services based on terms of the contracts, which may not coincide with criteria required for revenue recognition.

         On the accompanying balance sheets, deferred revenue represents amounts invoiced prior to rendering our services while unbilled receivables represents the value of services rendered prior to being invoiced. Substantially all of the deferred and unbilled revenue will be earned and billed, respectively, within twelve months of the respective period ends.

         Upon signing a contract, our sales representatives become eligible for a commission. These commissions are paid at the time of the contract signing. For financial reporting purposes, we capitalize these commissions as a component of prepaid expenses and amortize these amounts over the lives of the related contracts.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. Funds in excess of operating cash needs are maintained in a money market fund, which may exceed the amount insured by the Federal Deposit Insurance Corporation.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

SOFTWARE DEVELOPMENT COSTS

         We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of December 31, 1998 and June 30, 1999, software development costs are as follows:

                                         DECEMBER 31,            JUNE 30,
                                             1998                 1999
                                          ---------             ---------
                                                               (UNAUDITED)
Software development costs                $ 529,081             $ 804,366
Less: Accumulated depreciation             (153,803)             (393,511)
                                          ---------             ---------
                                          $ 375,278             $ 410,855
                                          =========             =========

         We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At June 30, 1999, we do not believe that any of our assets are impaired.

INCOME TAXES

         We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

LOSS PER SHARE

         Basic loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. In the accompanying statements of operations, diluted loss per share does not include the effects of potentially dilutive securities for all periods presented as they would have been anti-dilutive in years in which a loss is reported.

         The following summarizes the securities outstanding which are excluded from the loss per share calculation as amounts would have an anti-dilutive effect. Preferred Stock is reflected on an "if-converted" basis. See note 4.

                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                                     --------                   --------
                               1998           1999          1998         1999
                             ---------     ---------     ---------     ---------
                                   (UNAUDITED)                  (UNAUDITED)
Series A preferred stock       806,400            --       806,400            --
Series B preferred stock     3,628,800            --     3,628,800            --
Series C preferred stock     2,223,720            --     2,223,720            --
Stock options                1,596,600     1,932,140     1,596,600     1,932,140
                             ---------     ---------     ---------     ---------
Total                        8,255,520     1,932,140     8,255,520     1,932,140
                             =========     =========     =========     =========

STOCK-BASED COMPENSATION

         We account for our stock-based compensation to our employees by recognizing compensation expense for the difference between the estimated fair value of our stock at the date of grant and the exercise price of the granted stock. Stock-based grants issued to non-employees are recorded at either the fair value of the services provided at the fair value of the stock issued, as determined using the Black-Scholes model.

         During the first quarter of 1999, we issued 47,340 options to our employees. These options had an exercise price that was $10.67 less per share than the fair market value of our common stock on the date of grant. Since these options fully vested on the date of the initial public offering, we recognized the remaining $475,000 of the total $505,000 of expense during the second quarter of 1999.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These assumptions also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

STOCK-SPLIT

         The accompanying financial statements give retroactive effect to a 1.8 for 1 stock-split that was approved by our Board of Directors on March 10, 1999.


4. EQUITY TRANSACTIONS:

         In May 1999, we completed an initial public offering of our common stock. We sold 2,500,000 shares of our common stock at an initial offering price of $14.00 per share resulting in proceeds of $31.7 million, net of underwriting discounts and offering expenses.

         In 1996 and 1997, we issued a total of 448,000 shares of Series A preferred stock and 2,016,000 shares of Series B preferred stock at a purchase price of $1.00 and $2.00 per share, respectively. In 1998, we issued 1,725,667 shares of Series C preferred stock at a purchase price of $3.00 per share. Upon the closing of the initial public offering, all outstanding shares of Series A, B and C Preferred Stock were converted into 806,400 shares, 3,628,800 shares and 3,106,200 shares of common stock, respectively.

         Simultaneous with the closing of our initial public offering, a director and an officer and all of the preferred shareholders received warrants to purchase 200,000 shares of common stock. Of these warrants, warrants to purchase 25,000 shares of common stock were granted to each the director and officer.

The preferred shareholders, including the director and officer, received a pro rata portion of the remaining 150,000 warrants. These warrants are exercisable for seven years.

         We accounted for these warrants at the time of issuance as follows:

         - For warrants issued to the officer and director, we applied the provisions of Accounting Principles Boards Opinion No. 25, "Accounting for Stock Issued to Employees," and record compensation expense for the difference between the fair value of our common stock at the time of grant, based on our initial public offering price, and the exercise price of the warrant. As these amounts were equivalent on the date of grant, we did not record any compensation expense for these warrants.

         - For warrants issued to the holders of our preferred stock, we recorded the value of these warrants as a dividend to these shareholders on the date of grant. This dividend increased our accumulated deficit but had no effect on reported net income
                  (loss). The value of this dividend was $1.3 million (unaudited) which was determined by using the Black-Scholes model with the following assumptions:

                  -        risk free interest rate of 5.3%,

                  -        expected dividend yield of 0%,

                  -        expected life of 5.0 years and

                  -        expected volatility of 75%.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this filing that are not historical facts. When used, the words "expect,""anticipate," "intent,""plan," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including:

         -        market acceptance of the Internet as an advertising medium;

         -        the continued development of the electronic commerce market;

         -        market acceptance of our products and services;

         -        our limited operating history;

         -        our history of losses and expectation of continued losses;

         - our dependence on our relationship with Gallup for the collection of data;

         -        our ability to manage our rapid growth;

         -        intense competition in our market;

         - our ability to attract, retain and train qualified sales, client service and other personnel;

         - our ability to timely collect, process, store and deliver accurate data;

         -        our ability to develop and introduce new products;

         - the unpredictability of our financial results and expected fluctuations in our quarterly results;

         -        variations in product or client mix;

         -        possible technical difficulties or service interruptions;

         - the magnitude and timing of strategic pricing changes, marketing decisions or possible acquisitions;

         - our ability and relevant third parties' ability to achieve year 2000 readiness; and

         - other risk factors described in the "Risk Factors" section of the Company's Registration Statement on Form S-1 (File no. 333-74507), which was filed with the Securities and Exchange Commission on May 17, 1999.

OVERVIEW

         We were founded in May 1996. During the period from May 1996 to December 31, 1996, our inception period, we had no revenues and were primarily engaged in the development and planning of our software and survey research infrastructures. In June 1997, we introduced our first product system, the @plan Gutenberg Advertising System. Since 1997, subscribers to this system have included Internet advertisers, advertising agencies and Web publishers and, to a lesser extent, online retailers and consumer brand marketers. During 1997, we continued to build our sales and operations staff and during 1998, our first full year of sales, we continued to grow our client subscriber base, develop new products, and opened a satellite office in San Francisco, California to service our existing West Coast clients and to expand our client base in this market. In December 1998, we introduced the @plan Kepler E-Business System specifically designed for online retailers and consumer brand marketers.

         We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight line basis beginning over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through June 30, 1999. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

         One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $2.9 million at June 30, 1998 and $7.3 million at June 30, 1999. As of June 30, 1999, we have recognized $3.3 million of revenues of the $7.3 million in contract value.

         Our revenues and operating margins will fluctuate due, in part, to product and customer mix. Annual subscriptions to the @plan Kepler E-Business System are typically priced higher than annual subscriptions to the @plan Gutenberg Advertising System. Moreover, annual subscription pricing and renewal pricing are often negotiated and may vary based on the volume of subscriptions being sold to the client. Variations in product or client mix could cause our revenue and operating results to fluctuate on a quarterly or annual basis.

         Product costs consist primarily of amounts paid to the Gallup Organization for quarterly collection of data used in our market research systems. From time to time we will engage Gallup on a case-by-case basis to collect additional data. In the past, these additional engagements have caused our data collection costs to fluctuate from quarter to quarter, and we expect quarterly data collection costs to continue to fluctuate as we plan to continue to use Gallup for additional data collection. Product costs will also increase during the remainder of 1999 and in future periods as we are currently developing more detailed market research systems for specific client groups.

         Also included in product costs are software development costs which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of June 30, 1999, we had approximately $411,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 3 of the notes to our financial statements for an explanation of the accounting for our software development costs.

         We have incurred significant losses since inception and as of June 30, 1999, we had an accumulated deficit of $7.6 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. Additionally, our accumulated deficit was affected by a $1.3 million dividend in connection with warrants issued to the holders of our preferred stock upon the consummation of our initial public offering. We believe that our success will depend largely on our ability to extend our leadership position as a source for market research systems for the Internet. Accordingly, we intend to invest in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         Revenues. Total revenues increased from approximately $633,000 for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999. The increase in revenues resulted principally from an increase of approximately $773,000 in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased growth of approximately $218,000 in our subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased from approximately $671,000 for the three months ended June 30, 1998 to approximately $805,000 for the three months ended June 30, 1999. This increase was due primarily to an increase of approximately $30,000 in additional data collection costs and an increase of approximately $104,000 in software development costs associated with the introduction of the @plan Kepler E-Business System. Our strategy includes the development and introduction of new products. We are currently developing more detailed market research systems for specific client groups. As a result, we anticipate incurring increased data collection and software costs during the remainder of 1999 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased from approximately $420,000 for the three months ended June 30, 1998 to approximately $699,000 for the three months ended June 30, 1999. This increase was due largely to the expansion of our sales force and client service team and commissions associated with increased sales. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses were approximately $189,000 for the three months ended June 30, 1998 as compared to approximately $418,000 for the three months ended June 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and continuing to incur additional costs related to being a public company, including investor relations programs and professional services fees. Accordingly, general and administrative expenses will increase in future periods.

         Non-cash compensation expense. During the first quarter of 1999, we issued 47,340 options to our employees. These options had an exercise price that was $10.67 less per share than the fair market value of our common stock on the date of grant. Since these options fully vested on the date of the initial public offering, we recognized in the three months ended June 30, 1999, approximately $475,000 of the remaining total expense of $505,000. See Note 3 of Notes to Financial Statements.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $46,000 for the three months ended June 30, 1998 as compared to $186,000 for the three months ended June 30, 1999. The increase in interest income was primarily attributable to the higher cash balances during the three months ended June 30, 1999 as a result of net proceeds from our sale of common stock in May 1999.

         Loss per share. Included in the loss per share amounts for the three months ended June 30, 1999, is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. See Note 4 of Notes to Financial Statements. Excluding the effect of this charge, the loss per share for the three months ended June 30, 1999 was $.12.

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         Revenues. Total revenues increased from $1.1 million for the six months ended June 30, 1998 to $3.0 million for the six months ended June 30, 1999. The increase in revenues resulted principally from an increase of approximately $1.3 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased growth of approximately in our subscription sales to new clients, including revenues from our Kepler E-Business System launched in December 1998.

         Product Costs. Product costs increased from $1.1 million for the six months ended June 30, 1998 to $1.5 million for the six months ended June 30, 1999. This increase was due primarily to an increase of approximately $246,000 in additional data collection costs and an increase of approximately $221,000 in software development costs associated with the introduction of the @plan Kepler E-Business system.

         Selling and Marketing. Selling and marketing costs increased from approximately $715,000 for the six months ended June 30, 1998 to $1.2 million for the six months ended June 30, 1999. This increase was due largely to the expansion of our sales force and client service team and commissions associated with increased sales.

         General and Administrative. General and administrative expenses were approximately $372,000 for the six months ended June 30, 1998 as compared to approximately $821,000 for the six months ended June 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance.

         Non-cash compensation Expense. During the first quarter of 1999, we issued of 47,340 options to our employees. These options had an exercise price that was $10.67 less per share than the fair market value of our common stock on the date of grant. Since these options fully vested on the date of the initial public offering, we recognized the total $505,000 expense. Approximately $30,000 of the expense was taken during the first quarter of 1999 and the approximate remaining $475,000 was taken during the second quarter of 1999.

         Interest income. Interest income was approximately $98,000 for the six months ended June 30, 1998 as compared to $223,000 for the six months ended June 30, 1999. The increase in interest income was primarily attributable to the higher cash balances during the six months ended June 30, 1999 as a result of net proceeds from our sale of common stock in May 1999.

         Loss per share. Included in the loss per share amounts for the six months ended June 30, 1999, is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. Excluding the effect of this charge, the loss per share for the six months ended June 30, 1999 was $.33.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, we had $35.1 million in cash and cash equivalents as compared to $3.7 million as of June 30, 1998. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of

$14.00 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were approximately $31.7 million. Prior to May, we have financed our operations primarily through the private placement of preferred stock. Net proceeds from the sale of convertible preferred stock from inception to June 30, 1999 have totaled $9.6 million.

         Net cash provided by operating activities was approximately $81,000 for the six months ended June 30, 1999. Cash provided by operating activities was primarily attributable to net losses and increases in accounts receivable offset by increases in deferred revenue and accrued expenses. For the six months ended June 30, 1998, net cash used in operating activities was $1.1 million which was primarily attributable to net operating losses and increases in accounts receivable offset partially by increases in deferred revenue and accrued expenses.

         Deferred revenue was $1.8 million at June 30, 1999 as compared to $1.1 million at June 30, 1998. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable was approximately $213,000 at June 30, 1999 and approximately $245,000 at June 30, 1998. Unbilled accounts receivable represents the value of services provided prior to invoicing.

         Net cash used in investing activities was approximately $339,000 for the six months ended June 30, 1999 and approximately $212,000 for the six months ended June 30, 1998. Cash used in investing activities in each period was attributed to software development costs and purchases of property and equipment.

         Net cash provided by financing activities was $31.7 million for the six months ended June 30, 1999. Cash provided by financing activities was primarily attributable to the proceeds from the sale of common stock, net of issuance costs. For the six months ended June 30, 1998, net cash provided by financing activities was $3.7 million which was primarily attributable to the proceeds from the sale of preferred stock, net of issuance costs.

         We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next 18 months. Thereafter, we may be required to raise additional funds. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. The failure to raise capital when needed could harm our business, operating results and financial condition.

COMMITMENTS AND CONTINGENCIES

         We have no material commitments other than our lease for our corporate headquarters and obligations under our agreement with Gallup. Our agreement with Gallup provides us with initial baseline data and quarterly tracking data collection. The agreement has a one-year term with nine successive one-year renewals and is cancelable by us upon 90-days' written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. Our strategy includes the development and introduction of new products. We are currently developing more detailed market research systems for specific client groups. As a result, we anticipate incurring increased data collection and software costs during the remainder of 1999 and in future periods as we continue to develop additional products.

YEAR 2000 COMPLIANCE

         Overview. Many currently installed computer systems and software products are coded to accept or recognize only two digit entries in the date code field. These systems and software products will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software may need to be upgraded to comply with Year 2000 requirements or risk system failure or miscalculations causing disruptions of normal business activities.

         State of Readiness. We have made a preliminary assessment of the Year 2000 readiness of all of our information technology systems, including the computer hardware and software that support our systems and our financial and administrative systems as well as our non-information technology systems such as our office facilities. Our plan for addressing Year 2000 has three phases:

         -        identification and evaluation of Year 2000 issues;

         - development of plans for addressing the issues and prioritization of those issues; and

         - implementation of plans and verification of the effectiveness of those plans.

         We do not have any contracts with external contractors to complete our Year 2000 compliance projects. In relation to our information technology systems, we have reviewed the software obtained from third parties that is incorporated into our products, and are seeking assurances from our vendors that licensed software is Year 2000 compliant. In particular, we have received assurances from our relational database provider, our operating system vendor and accounting systems vendor that the programs are Year 2000 compliant. Further, we are in the process of reviewing our internally developed software and are working with our third party software developer to seek their assurance that their development and backup systems are compliant. Additionally, we are in the process of reviewing our Internet connectivity with UUNet as it relates to the delivery of our products to our clients. We plan to have completed a full review of our information technology systems and plan to complete all testing by the end of the third quarter of 1999. We have not reassigned or hired any employees to exclusively work on our Year 2000 review.

         Our non-information technology systems are currently being evaluated. Preliminary responses from our lessor have indicated that our Stamford, Connecticut facilities are compliant with respect to electrical and climate control systems. In the third quarter of 1999 we plan to further focus on our telecommunications equipment and voicemail systems. We have identified other vendors whose Year 2000 compliance may have an impact on our business, such as our payroll processing company. We are sending letters to our other vendors requesting Year 2000 certification to ensure their Year 2000 compliance. We plan to conduct a Year 2000 simulation test by the end of the third quarter of 1999 in order to complete our verification and testing of all non-information technology systems and to assure the reliability of our risk and cost estimates for our Year 2000 compliance. If any of these vendors cannot become Year 2000 compliant, we could have systems failures, telecommunications problems or electrical failures.

         We rely on Gallup for our data collection efforts. Gallup has advised us that they are finalizing their Year 2000 compliance review of their systems and are implementing any necessary hardware and software upgrades. In August of 1999, we plan to request another letter from Gallup regarding its Year 2000 efforts to enable us to reassess Gallup's compliance progress and develop any necessary testing plans. We plan to establish a contingency plan in the fourth quarter of 1999 after our simulation tests are complete.

         Costs. To date, we have not incurred any incremental costs in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of either revisions to our systems, should revisions be required, or replacement of third-party software, hardware or services that are determined not to be Year 2000 compliant. Although we do not anticipate that such expenses will be material, these expenses, if higher than anticipated, could harm our financial performance.

         Worst-Case Scenario. We believe that our most reasonably possible worst case scenario would exist if Gallup's systems were subject to unexpected Year 2000 complications. This could potentially affect our ability to release timely data in the first quarter or second quarter of 2000 depending on the nature of the affected systems. If we determine that Gallup is unable to meet data delivery requirements on a timely basis, we would ask Gallup to accelerate data collection and data processing which may cause us to incur additional costs. However, there can be no assurance that Gallup could collect and process data under an accelerated schedule. We will continue to monitor this and any other potential areas of exposure and develop contingency plans accordingly.

         Risks. We are not currently aware of any Year 2000 compliance problems relating to our systems that would harm our business, results of operations and financial condition, other than those previously discussed. We cannot assure you that we will not discover Year 2000 compliance issues in our systems that will require substantial revision. In addition, we can not assure you that third-party software, hardware or services incorporated into our systems will not need to be revised or replaced, all of which could be time consuming and expensive.

         Our failure to fix or replace our internally developed systems or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of clients, or other business interruptions, any of which could harm our business, results of operations and financial condition. Moreover, the failure to adequately address Year 2000 compliance issues in our internally developed systems could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

         In addition, there can be no assurance that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by such entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as prolonged Internet, telecommunications or electrical failure. This could prevent our users from accessing our system, which could harm our business, results of operations and financial condition. Our contingency plan in this event would be to provide data to our clients on a manual basis until our Year 2000 issues could be corrected.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings

         We are not involved in any legal proceedings that are material to our business or financial condition.

Item 2.  Changes in Securities and Use of Proceeds

         On May 20, 1999, our Registration Statement on Form S-1 (File No.333-74507) was declared effective by the SEC. Pursuant to the Registration Statement we registered and sold 2,500,000 shares of Common Stock at a price of $14.00 per share. The managing underwriters were Hambrecht and Quist. The aggregate price of the amount offered and sold was $35,000,000.

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through June 30, 1999, in connection with the issurance and distribution of the securities registered.

         (i)   underwriting discounts and commissions           $2,450,000
         (ii)  other expenses                                      880,000
                                                                ----------
                                        Total                   $3,330,000

         The net offering proceeds to the Company after deducting the total expenses set forth above were approximately $31,670,000.

         From the effective date of the Registration Statement through June 30, 1999, we did not use the net offering proceeds to fund general operating expenses.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is attached hereto.

         27.1 Financial Data Schedule (Second Quarter 1999).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              @plan.Inc.

DATE:   August 16, 1999                       BY: /s/ Mark K. Wright
                                                  ------------------------------
                                                  Mark K. Wright,
                                                  Chairman and Chief Executive
                                                  Officer (principal executive
                                                  officer)

DATE:   August 16, 1999                       BY: /s/ Nancy A. Lazaros
                                                  ------------------------------
                                                  Nancy A. Lazaros,
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)