Form 10-Q
period 1999-09-30
AT PLAN INC
filed 1999-11-15
CIK 1081614

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                          OUTSTANDING AT OCTOBER 31, 1999
                ---------------------                          -------------------------------
         Voting common stock, no par value                             11,065,600 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    @PLAN.INC

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Balance Sheets as of December 31, 1998 (audited) and                 2
         September 30, 1999 (unaudited)

         Statements of Operations for the three and nine months ended
         September 30, 1998 and 1999 (unaudited)                              3

         Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1999 (unaudited)                              4

         Notes to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

Part II - Other Information

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use of Proceeds                           16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

                                    @PLAN.INC

                                 BALANCE SHEETS

                                                    DECEMBER 31,     SEPTEMBER 30,
                                                       1998              1999
                                                    -----------      ------------
                                                                      (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                        $ 3,682,576      $ 34,682,017
   Accounts receivable, net of allowance
    of $80,000, and $200,000, respectively:
         Billed                                       1,440,693         2,249,073
         Unbilled                                       245,310            94,205
   Prepaid expenses and other                           101,208           624,581
                                                    -----------      ------------
         Total current assets                         5,469,787        37,649,876
Property and equipment, net                             117,641           157,406
Software development costs, net                         375,278           536,253
Other assets                                             63,775           497,925
                                                    -----------      ------------
      Total assets                                  $ 6,026,481      $ 38,841,460
                                                    ===========      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts payable                                 $   254,223      $    710,318
   Accrued liabilities                                  375,411           651,981
   Deferred revenue                                   1,124,082         2,191,021
                                                    -----------      ------------
      Total current liabilities                       1,753,716         3,553,320
Mandatory redeemable convertible
   preferred stock:
   Series A, no par value, 500,000
      shares authorized: 448,000 and no
      shares issued and outstanding, respectively       431,876                --
   Series B, no par value, 2,250,000
      shares authorized: 2,016,000 and no
      shares issued and outstanding, respectively     4,011,935                --
   Series C, no par value, 1,725,667
      shares authorized: 1,725,667 and
      no shares issued and outstanding,
      respectively                                    5,138,991                --
                                                    -----------      ------------
Total mandatory redeemable convertible
   preferred stock                                    9,582,802                --
Shareholders' equity (deficit):
   Preferred stock, no par value,
      5,524,333 and 10,000,000 shares
      authorized; no shares issued
      and outstanding, respectively                          --                --
   Common stock, no par value,
      50,000,000 shares authorized;
      907,200 and 11,033,200 shares
      issued and outstanding, respectively                8,001        41,358,562
   Additional paid-in capital                            27,418         1,855,511
   Accumulated deficit                               (5,345,456)       (7,925,933)
                                                    -----------      ------------
   Total shareholders' equity (deficit)              (5,310,037)       35,288,140
                                                    -----------      ------------
      Total liabilities and
         shareholders' equity (deficit)             $ 6,026,481      $ 38,841,460
                                                    ===========      ============


              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                            STATEMENTS OF OPERATIONS

                                       THREE MONTHS ENDED           NINE MONTHS ENDED
                                          SEPTEMBER 30,                SEPTEMBER 30,
                                  --------------------------    -------------------------
                                     1998           1999           1998           1999
                                  -----------   ------------    -----------   -----------
                                           (UNAUDITED)                  (UNAUDITED)
Revenues                          $   899,026   $  2,009,841    $ 2,001,475   $ 4,970,959
Costs and expenses:
   Product costs                      572,010      1,264,809      1,650,812     2,810,575
   Selling and marketing              483,496        898,849      1,198,572     2,137,425
   General and administrative         345,345        558,312        716,935     1,379,091
   Non-cash compensation expense           --             --             --       505,098
                                  -----------   ------------    -----------   -----------
   Total costs and expenses         1,400,851      2,721,970      3,566,319     6,832,189
                                  -----------   ------------    -----------   -----------
Loss from operations                 (501,825)      (712,129)    (1,564,844)   (1,861,230)
Interest income                        47,198        435,340        145,617       658,048
                                  -----------   ------------    -----------   -----------
   Net loss before income taxes      (454,627)      (276,789)    (1,419,227)   (1,203,182)
Income tax provision                       --         10,000          4,921        54,300
                                  -----------   ------------    -----------   -----------
   Net loss                       $  (454,627)  $   (286,789)   $(1,424,148)  $(1,257,482)
                                  ===========   ============    ===========   ===========
Basic and diluted
   loss per share                 $     (0.50)  $      (0.03)   $     (1.58)  $     (0.44)
                                  ===========   ============    ===========   ===========
Weighted average shares
   outstanding                        900,704     10,976,540        900,237     5,808,580
                                  ===========   ============    ===========   ===========


              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                            STATEMENTS OF CASH FLOWS

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     1998            1999
                                                  -----------    ------------
                                                         (UNAUDITED)

Cash flows from operating activities:
  Net loss                                        $(1,424,148)   $ (1,257,482)
  Adjustments to reconcile
  net loss to net cash used in
  operating activities:
  Depreciation and amortization                       117,844         420,509
  Provision for doubtful accounts                      60,000         120,000
  Non cash charges                                         --         505,098
  Changes in operating assets and liabilities:
     Increase in accounts receivable                 (920,214)       (777,275)
     Increase in prepaid expenses
       and other                                      (39,338)       (523,373)
     Increase in other assets                          (4,019)       (434,150)
     Increase in accounts payable                     132,381         456,095
     Increase in accrued liabilities                  151,635         276,570
     Increase in deferred revenue                     382,206       1,066,939
                                                  -----------    ------------
       Net cash used in operating activities       (1,543,653)       (147,069)
Cash flows from investing activities:
  Purchases of equipment                              (70,215)       (107,262)
  Software development costs                         (309,690)       (513,987)
                                                  -----------    ------------
       Net cash used in investing activities         (379,905)       (621,249)
Cash flows from financing activities:
  Proceeds from issuance
     of common stock, net                                  --      31,767,759
  Proceeds from issuance of
     preferred stock, net                           5,138,991              --
                                                  -----------    ------------
       Net cash provided by
           financing activities                     5,138,991      31,767,759
                                                  -----------    ------------
Net change in cash and cash equivalents             3,215,433      30,999,441
Cash and cash equivalents
  at beginning of period                              832,338       3,682,576
                                                  -----------    ------------
Cash and cash equivalents
  at end of period                                $ 4,047,771    $ 34,682,017
                                                  ===========    ============
Supplemental information:
  Cash paid for income taxes                      $     4,921    $     54,300
  Warrants issued to preferred
     shareholders                                          --    $  1,322,995

              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         The financial information as of September 30, 1999 and for the three and nine months ended September 30, 1998 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position at September 30, 1999, and our operations and cash flows for the three and nine months ended September 30, 1998 and 1999. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for the entire year. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1998, which were included as part of our Registration Statement on Form S-1 (File No. 333-74507).

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

SOFTWARE DEVELOPMENT COSTS

         We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of December 31, 1998 and September 30, 1999, software development costs are as follows:

                                    DECEMBER 31,     SEPTEMBER 30,
                                       1998               1999
                                     ---------        -----------
                                                      (UNAUDITED)
Software development costs           $ 529,081        $ 1,043,068
Less: Accumulated depreciation        (153,803)          (506,815)
                                     ---------        -----------
                                     $ 375,278        $   536,253
                                     =========        ===========

         We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At September 30, 1999, we do not believe that any of our assets are impaired.

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


4. BASIC AND DILUTED NET LOSS PER SHARE

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

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                      ---------------------------     --------------------------
                                         1998            1999             1998           1999
                                      -----------    ------------     -----------    -----------
                                              (UNAUDITED)                     (UNAUDITED)
Series A preferred stock                  806,400              --         806,400             --
Series B preferred stock                3,628,800              --       3,628,800             --
Series C preferred stock                3,106,200              --       3,106,200             --
Stock options                           1,654,200       1,891,040       1,654,200      1,891,040
                                      -----------    ------------     -----------    -----------
Total                                   9,195,600       1,891,040       9,195,600      1,891,040
                                      ===========    ============     ===========    ===========



The following tables summarize the calculation of basic and dilutive earnings per share for the three and nine month periods ended September 30, 1998 and 1999:

                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                      ---------------------------     --------------------------
                                         1998            1999             1998           1999
                                      -----------    ------------     -----------    -----------
                                              (UNAUDITED)                     (UNAUDITED)
Net loss                              $  (454,627)   $   (286,789)    $(1,424,148)   $(1,257,482)
Less: Preferred stock dividends                --              --              --     (1,322,995)
                                      -----------    ------------     -----------    -----------
Loss available to
  common shareholders                    (454,627)       (286,789)     (1,424,148)    (2,580,477)
                                      ===========    ============     ===========    ===========
Weighted average shares outstanding       900,704      10,976,540         900,237      5,808,580
Basic and dilutive loss per
   common share available to
   common shareholders                $      (.50)   $      (0.03)    $     (1.58)   $     (0.44)

5. EQUITY TRANSACTIONS:

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

         Simultaneous with the closing of our initial public offering, a director and an officer and all of the preferred shareholders received warrants to purchase 200,000 shares of common stock. Of these warrants, a direction and an officer each were granted warrants to purchase 25,000 shares of common stock. The preferred shareholders, including the director and officer, received a pro rata portion of the remaining 150,000 warrants. These warrants are exercisable for seven years.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this prospectus that are not historical facts. When used, the words "expect,""anticipate," "intent,""plan," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including:

         -        market acceptance of the Internet as an advertising medium;

         -        the continued development of the electronic commerce market;

         -        market acceptance of our products and services;

         -        our limited operating history;

         -        our history of losses and expectation of continued losses;

         - our dependence on our relationship with The Gallup Organization for the collection of data;

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

         - the magnitude and timing of strategic pricing changes, marketing decisions, product development costs and possible acquisitions;

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

         We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight line basis beginning over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through September 30, 1999. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

         One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $4.1 million at September 30, 1998 and $8.8 million at September 30, 1999. As of September 30, 1999, we have recognized $4.0 million of revenues of the $8.8 million in contract value.

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

         Also included in product costs are software development costs which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of September 30, 1999, we had approximately $536,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 3 of the notes to our financial statements for an explanation of the accounting for our software development costs.

         We have incurred significant losses since inception and as of September 30, 1999, we had an accumulated deficit of $7.9 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. Additionally, our accumulated deficit was affected by a $1.3 million dividend in connection with warrants issued to the holders of our preferred stock upon the consummation of our initial public offering. We intend to continue to make significant investments in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

         Revenues. Total revenues increased from approximately $899,000 for the three months ended September 30, 1998 to $2.0 million for the three months ended September 30, 1999. The increase in revenues resulted principally from an increase of approximately $716,000 in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of approximately $395,000 from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased from approximately $572,000 for the three months ended September 30, 1998 to approximately $1.3 million for the three months ended September 30, 1999. This increase was due primarily to an increase of approximately $573,000 in additional data collection costs and an increase of approximately $119,000 in software development costs associated with the introduction of the @plan Kepler E-Business System and the development of additional products. Consistent with our strategy, we are currently developing more detailed market research systems for specific client groups. As a result, we anticipate continue to incur increased data collection and software costs during the remainder of 1999 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased from approximately $483,000 for the three months ended September 30, 1998 to approximately $899,000 for the three months ended September 30, 1999. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses were approximately $345,000 for the three months ended September 30, 1998 as compared to approximately $558,000 for the three months ended September 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and continuing to incur additional costs related to being a public company, including investor relations programs and professional services fees. Accordingly, general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $47,000 for the three months ended September 30, 1998 as compared to $435,000 for the three months ended September 30, 1999. The increase in interest income was primarily attributable to the higher cash balances during the three months ended September 30, 1999 as a result of net proceeds from our sale of common stock in May 1999.

         Loss per share. The loss per share amounts for the three months ended September 30, 1999 was $.03. See Note 4 of Notes to Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

         Revenues. Total revenues increased from $2.0 million for the nine months ended September 30, 1998 to $5.0 million for the nine months ended September 30, 1999. The increase in revenues resulted principally from an increase of approximately $2.0 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased growth of approximately $980,000 in our subscription sales to new clients, including revenues from our Kepler E-Business System launched in December 1998.

         Product Costs. Product costs increased from $1.7 million for the nine months ended September 30, 1998 to $2.8 million for the nine months ended September 30, 1999. This increase was due primarily to an increase of approximately $820,000 in additional data collection costs and an increase of approximately $340,000 in software development costs associated with the introduction of the @plan Kepler E-Business system and development of additional products.

         Selling and Marketing. Selling and marketing costs increased from approximately $1.2 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999. This increase was due largely to the expansion of our sales force and client service teams and commissions associated with increased sales.

         General and Administrative. General and administrative expenses were approximately $717,000 for the nine months ended September 30, 1998 as compared to approximately $1.4 million for the nine months ended September 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance.

         Non-cash compensation Expense. During the first quarter of 1999, we issued 47,340 options to our employees. For financial accounting purposes, these options had an exercise price that was $10.67 less per share than the fair market value of our common stock on the date of grant. Since these options fully vested on the date of the initial public offering, we recognized the total $505,000 expense. Approximately $30,000 of the expense was taken during the first quarter of 1999 and the approximate remaining $475,000 was taken during the second quarter of 1999.

         Interest income. Interest income was approximately $146,000 for the nine months ended September 30, 1998 as compared to $658,000 for the nine months ended September 30, 1999. The increase in interest income was primarily attributable to the higher cash balances during the nine months ended September 30, 1999 as a result of net proceeds from our sale of common stock in May 1999.

         Loss per share. Included in the loss per share amounts for the nine months ended September 30, 1999, is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. Excluding the effect of this charge, the loss per share for the nine months ended September 30, 1999 was $.22.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had $34.7 million in cash and cash equivalents as compared to $4.0 million as of September 30, 1998. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of $14.00 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were approximately $31.7 million. Prior to May 1999, we financed our operations primarily through the private placement of preferred stock. Net proceeds from the sale of convertible preferred stock from inception to September 30, 1999 have totaled $9.6 million.

         Net cash used in operating activities was approximately $147,000 for the nine months ended September 30, 1999. Cash provided by operating activities was primarily attributable to net losses and increases in accounts receivable offset by increases in deferred revenue and accrued expenses. For the nine months ended September 30, 1998, net cash used in operating activities was $1.5 million which was primarily attributable to net operating losses and increases in accounts receivable offset partially by increases in deferred revenue and accrued expenses.

         Deferred revenue was $2.2 million at September 30, 1999 as compared to $749,000 at September 30, 1998. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable was approximately $94,000 at September 30, 1999 and approximately $203,000 at September 30, 1998. Unbilled accounts receivable represents the value of services provided prior to invoicing.

         Net cash used in investing activities was approximately $621,000 for the nine months ended September 30, 1999 and approximately $380,000 for the nine months ended September 30, 1998. Cash used in investing activities in each period was attributed to software development costs and purchases of property and equipment.

         Net cash provided by financing activities was $31.8 million for the nine months ended September 30, 1999. Cash provided by financing activities was primarily attributable to the proceeds from the sale of common stock, net of issuance costs. For the nine months ended September 30, 1998, net cash provided by financing activities was $5.1 million which was primarily attributable to the proceeds from the sale of preferred stock, net of issuance costs.

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

COMMITMENTS AND CONTINGENCIES

         We have no material commitments other than our lease for our corporate headquarters and obligations under our agreement with Gallup. Our agreement with Gallup provides us with initial baseline data and quarterly tracking data collection. The agreement has a one-year term with nine successive one-year renewals and is cancelable by us upon 90-days' written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. During the third quarter, we entered into an additional agreement with Gallup to provide us with initial baseline data and quarterly tracking data collection for our market research systems for specific client groups. This agreement extends through August 2009 and is cancelable by us upon 90-days' written notice prior to each anniversary date. Consistent with our growth strategy, we anticipate incurring increased data collection and software costs during the remainder of 1999 and in future periods as we continue to develop additional products.

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

         We do not have any contracts with external contractors to complete our Year 2000 compliance projects. In relation to our information technology systems, we have reviewed the software obtained from third parties that is incorporated into our products, and are seeking assurances from our vendors that licensed software is Year 2000 compliant. In particular, we have received assurances from our relational database provider, our operating system vendor and accounting systems vendor that the programs are Year 2000 compliant. Further, we are in the process of reviewing our internally developed software and are working with our third party software developer to seek their assurance that their development and backup systems are compliant. Additionally, we are in the process of reviewing our Internet connectivity with UUNet as it relates to the delivery of our products to our clients. We plan to have completed a full review of our information technology systems and plan to complete all testing by the end of November 1999. We have not reassigned or hired any employees to exclusively work on our Year 2000 review.

         Our non-information technology systems are currently being evaluated. Preliminary responses from our lessor have indicated that our Stamford, Connecticut facilities are compliant with respect to electrical and climate control systems. In the third quarter of 1999, we upgraded our telecommunications equipment and voicemail systems. We have identified other vendors whose Year 2000 compliance may have an impact on our business, such as our payroll processing company. We are sending letters to our other vendors requesting Year 2000 certification to ensure their Year 2000 compliance. We had planned to conduct a Year 2000 simulation test by the end of the third quarter of 1999 which is scheduled for the end of November in order to complete our verification and testing of all non-information technology systems and to assure the reliability of our risk and cost estimates for our Year 2000 compliance. If any of these vendors cannot become Year 2000 compliant, we could have systems failures, telecommunications problems or electrical failures.

         We rely on Gallup for our data collection efforts. Gallup has advised us that they have completed their Year 2000 compliance review and their systems are compliant.

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

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through September 30, 1999, in connection with the issuance and distribution of the securities registered.

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

         From the effective date of the Registration Statement through September 30, 1999, we did not use the net offering proceeds to fund general operating expenses.

Item 6. Exhibits and Reports on Form 8-K

         (a) The following exhibit is attached hereto.

         27.1 Financial Data Schedule (Third Quarter 1999).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        @plan.Inc.

DATE: November 11, 1999                  BY: /s/ MARK K. WRIGHT
                                             -----------------------------------
                                             Mark K. Wright,
                                             Chairman and Chief Executive
                                             Officer (principal executive
                                             officer)



DATE: November 11, 1999                  BY: /s/ NANCY A. LAZAROS
                                             -----------------------------------
                                             Nancy A. Lazaros,
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial and
                                             accounting officer)