Form 10-K
period 1999-12-31
AT PLAN INC
filed 2000-03-30
CIK 1081614

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-25575

                                   @plan.inc
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  TENNESSEE                                       62-1643381
         (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

  3 LANDMARK SQUARE, SUITE 400, STAMFORD, CT                        06901
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                        (203) 961-0340
                     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock issued and outstanding and held by non-affiliates of the Registrant, based upon the closing sales price for the Common Stock on the Nasdaq National Market on March 28, 2000 was $27,351,325. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

     As of March 28, 2000, there were 11,231,300 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  @PLAN. INC.

                               TABLE OF CONTENTS
                           ANNUAL REPORT ON FORM 10-K

                                                                           PAGE
                                                                           ----
PART I
Item 1.      Business....................................................    2
Item 2.      Properties..................................................   14
Item 3.      Legal Proceedings...........................................   14
Item 4.      Submission of Matters to a Vote of Security Holders.........   14
PART II
Item 5.      Market for Registrant's Common Equity and Related
             Stockholder Matters.........................................   14
Item 6.      Selected Financial Data.....................................   15
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   16
Item 7A.     Quantitative and Qualitative Disclosures About Market
             Risk........................................................   22
Item 8.      Financial Statements and Supplementary Data.................   23
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   37
PART III
Item 10.     Directors and Executive Officers of the Registrant..........   37
Item 11.     Executive Compensation......................................   37
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   37
Item 13.     Certain Relationships and Related Transactions..............   37
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.........................................................   37

ITEM 1.  BUSINESS

     We are a leading online business to business exchange for optimizing Internet advertising and merchandising strategies through our target market research planning systems. Our systems are specifically designed for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers. These systems help enable our clients to effectively harness the power of the Internet as an advertising, marketing and retailing medium. Our internally developed systems, which our clients access through our Web site, combine our databases of consumer lifestyle, product preference and demographic data with powerful technology that enables our clients to perform queries and searches to plan campaigns and strategies. Our syndicated Internet consumer research data is collected by The Gallup Organization on an exclusive basis. We believe that our systems facilitate the purchase and sale of advertising on the Internet and are becoming an important information tool in enabling the increase in consumer electronic commerce.

     We introduced the @plan Gutenberg Advertising System in June 1997 and @plan Kepler E-Business System in December 1998. As of December 31, 1999, we had contracts representing a total of over 425 Internet advertisers, advertising agency offices, Web sites, online retailers and consumer brand marketers. We currently have subscription contracts for our systems with all of the top 20 Web publishers as measured by advertising revenues, 70% of the top 20 U.S. advertising agencies primarily focused on the Web as measured by billings and 80% of the top 20 "traditional" U.S. advertising agencies as measured by billings.

MARKET OVERVIEW

     The Internet is rapidly emerging as a mass communications and commerce medium enabling millions of people worldwide to share information, be entertained, communicate and research or make consumer purchases electronically. It is evolving into an important medium for advertisers due to its interactive nature, its potential for highly targeted advertising and its ability to reach a workplace audience. Additionally, the Internet is increasingly affecting the methods by which businesses are selling goods and services and developing relationships with their current and potential customers. The Internet provides the ability to reach a global audience, achieve greater economies of scale, and operate with minimal infrastructure while providing consumers with a broad selection of goods and services, increased pricing power and unparalleled convenience. Furthermore, businesses that are not actively selling goods and services online are integrating the Internet into their marketing strategy to acquire and retain customers and enhance their marketing capabilities.

     As the Internet advertising, marketing and retailing environment continues to rapidly evolve, online market participants are continually challenged to define and reach their target audiences, develop cost-efficient customer acquisition and retention strategies and develop their business strategies and tactics. Market research tools enable advertisers, marketers, and retailers in many industries to optimize their competitive strategies by providing them with highly detailed consumer behavior information. Furthermore, the characteristics of the Internet as both a unique medium for advertising and a distinct marketing and sales channel plus the substantial potential size of the Internet market have heightened the need among online market participants for these tools. As a result, online market participants are seeking trusted, third-party neutral Internet market research and planning tools that will enable them to navigate the volatile and dynamic online marketplace.

OUR STRATEGY

     Our objective is to be the leading provider of target market research planning systems for online market participants including Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers. The following are the key elements of our strategy:

     Develop New Products. We believe that our future success depends on our ability to develop new systems and products. We are currently developing our first highly targeted vertical market research system which focuses on the automotive, travel and merchandising e-commerce sector. We are expecting to launch this system at the end of the first quarter of 2000. Our strategy includes the continued development and introduction of additional vertical market research systems and new products.

     Increase Market Penetration of the @plan Kepler E-Business System. We intend to increase the market penetration of the @plan Kepler E-Business System by continuing to target our sales and marketing efforts toward online retailers and consumer brand marketers. We introduced the @plan Kepler E-Business System in December 1998 and as of December 31, 1999 we had entered into contracts with 30 online retailers and consumer brand marketers. We intend to establish the @plan Kepler E-Business System as the recognized leader in its market to capitalize on the projected growth of electronic commerce.

     Enhance and Expand the @plan Gutenberg Advertising System. We intend to expand our sales and marketing efforts of the @plan Gutenberg Advertising System. Further, we intend to leverage our proprietary information and technology to further enhance the @plan Gutenberg Advertising System and facilitate the development of additional features. We believe that our proprietary information and software interface and the experience and knowledge gained through the delivery of our systems provide us with a significant competitive advantage.

     Develop Additional Revenue Sources. We intend to leverage our database of information, our technology, our expertise and our existing client base to develop new sources of revenue. As the Internet continues to grow and evolve, we believe the demand for more detailed Internet market research tools will increase. We intend to meet this demand by continually developing new information products that are of interest to our clients. In addition, we intend to leverage our relationships with existing clients by expanding existing contracts to include additional client offices and Web properties.

     Expand Sales Efforts. We believe that a strong sales organization is essential to effectively sell our systems. Our current sales team consists of highly qualified, experienced individuals who sell our sophisticated systems. To increase our market penetration, particularly in the growing electronic commerce segment, we intend to continue to expand our sales efforts by continuing to expand our sales team.

     Continue to Focus on Client Service. We emphasize high quality service for our clients and take a proactive approach to ensure that our clients are satisfied. We believe client satisfaction is the key to ensuring high rates of contract renewal, and, accordingly, we maintain a dedicated client service team that provides service, training and client support. We compensate our client service managers in part based on targeted levels of renewal rates. In addition, as our client base increases we intend to continue to build our client service team to offer a high level of service, training and support.

     Leverage Our Market Research to Identify Key Trends. We believe that a significant source of value to our clients is our ability to track trends in the online marketplace. We continually update our data collection process to capture relevant information to define these trends. We intend to continue to use and refine these tracking techniques to provide the information that our clients need and to identify appropriate areas of expansion for our products.

OUR SYSTEMS

     We provide two target market research planning systems: the @plan Gutenberg Advertising System for advertisers, advertising agencies and Web publishers and the @plan Kepler E-Business System for online retailers and consumer brand marketers. These systems are accessed through our Web site by entering a password combination that allows our clients access to our sophisticated software interfaces through which they can query various datasets in our exclusively owned and controlled databases. The datasets and databases that new clients can access generally depend on the system to which they subscribe as set forth below:

                       @PLAN GUTENBERG ADVERTISING SYSTEM

     - Advertiser-supported Web site specific profiling data

     - Web site advertising rate card, site description and contact information data, which we call our B.R.E.W. database

     - Web adult consumer lifestyle and product preference data

                         @PLAN KEPLER E-BUSINESS SYSTEM

     - Electronic commerce/retailing Web site specific profiling data

     - Adult U.S. population lifestyle and product preference database

     - Web adult consumer lifestyle and product preference data

     - Advertiser-supported Web site-specific profiling data

@PLAN GUTENBERG ADVERTISING SYSTEM

     The @plan Gutenberg Advertising System is a comprehensive advertising decision support and planning system providing lifestyle, product preference and demographic profile information across a large number of advertiser-supported Web sites.

     Internet advertisers and advertising agencies can query the system on an interactive basis to better understand the role the Internet should play in attaining specific advertising objectives. Clients can conduct queries on various client defined targets, such as Web audiences, advertiser-supported Web sites, or particular products or services. By combining the results of those queries with current rate card information from our B.R.E.W. database, clients can develop comprehensive and sophisticated media plans and marketing campaigns for reaching a specific target audience in the most efficient and cost-effective manner.

     Web publishers utilize the system to develop specific strategies for optimizing their sales efforts toward those advertisers who would be most interested in reaching the audience that the publisher's Web site can deliver. The system provides the support for these optimization strategies and sales efforts in the form of highly detailed, third-party neutral and comparable lifestyle, product preference, shopping behavior and demographic profiling data across a large number of advertiser supported Web sites. Web publishers can also use the system to assess the strengths and weaknesses of their competitors as well as to help differentiate the competitive position of their sites.

@PLAN KEPLER E-BUSINESS SYSTEM

     The @plan Kepler E-Business System is a comprehensive consumer Internet market research and planning system providing lifestyle, product preference, shopping behavior and demographic profiling data across a large number of advertiser-supported Web sites and consumer electronic commerce retail sites and categories. Online retailers and consumer brand marketers utilize the system to understand and track their competitive strengths and weaknesses in order to assess their strategy in both traditional and online markets. The system provides support for these assessments in the form of highly detailed and comparable information across a large number of consumer electronic commerce retail Web sites. Online retailers can also use this information to develop more effective and cost-efficient customer acquisition and retention strategies. The system also provides access to a database reflecting select lifestyle, product preference and demographic profiling data for the total U.S. adult population. Online retailers and consumer brand marketers utilize the system to access this data to track differences in retailing trends between traditional and online markets to better understand how the online market differs from the traditional market in their particular retail category. Online retailers and consumer brand marketers can also utilize the system to combine this profile information with content site information to arrive at statistical estimates of the market penetration for various products and services sold on the Internet.

OUR CLIENTS

     Following is a representative list within each category of the over 425 clients that we currently have under contract:

                                              ONLINE RETAILERS AND
ADVERTISING AGENCIES     WEB PUBLISHERS     CONSUMER BRAND MARKETERS
--------------------     --------------     ------------------------
     INTERACTIVE
     -----------
AvenueA                About.com            Buy.com
Digitas                CBS MarketWatch      CDNOW
iXL                    Discovery Channel    eBay.com
i-traffic              Online               Eddie Bauer
Magnet Interactive     Excite@Home          Ford.com
Modem Media            E*TRADE              PaineWebber Incorporated
THINK New Ideas        Time Inc. New Media  Wine.com
                       Women.Com

        TRADITIONAL
        -----------
BBDO
Euro RSCG DSW Partners
Grey Interactive
Saatchi & Saatchi
Starcom IP (Leo Burnett)
TBWA/Chiat Day
Western International Media

DATA COLLECTION AND RESULTING DATABASES

     The methodology for collecting our data, the generation of a sample population to be surveyed and the collection of data from that sample population for all of our databases is controlled and conducted by Gallup, which uses a random scientific sample telephone dialing process to generate an initial pool of potential survey participants. Data is collected from the participants first on the phone and, for the Web user database, by means of an extensive interactive online survey software program. The survey software employs a "decision tree" methodology that automatically poses specific questions based on a respondent's prior pattern of replies. The online survey software can collect a wide variety of data while maintaining the interest of the respondent because it automatically adjusts to the specific behavior and interests of the respondent. For a subset of non-Web users, consumer lifestyle, product preference and demographic data is collected by means of an extensive phone interview. This data is used to create our U.S. population database. The data collected is then incorporated into a number of distinct datasets. These datasets include a U.S. consumer lifestyle and product preference dataset, an electronic commerce/retailing Web site profile dataset, an advertiser-supported Web site profiling dataset and a Web consumer lifestyle and product preference dataset.

     We employ stringent controls to ensure the integrity of our consumer market research data. Before any data point can be considered for reporting, it must first pass rigorous statistical tests.

SALES AND MARKETING OF OUR SYSTEMS

     We sell our systems through a sales team located in Stamford, Connecticut and San Francisco, California. Our current sales team consists of highly qualified, experienced individuals who are able to effectively sell our sophisticated systems. We intend to expand our sales team by adding additional experienced individuals. Our sales team has a number of selling protocols and systems in place to maximize prospecting and closing of subscription contracts. Our systems are generally sold on an annual subscription basis. As of December 31, 1999, approximately 95% of our contracts provide for automatic one year renewals unless the client provides written notice of termination prior to the anniversary date of the contract.

     We take a highly selective approach to our marketing. To help build brand awareness with our prospective customers, we largely rely on one-to-one live product demonstrations of our systems. In addition, we seek speaking engagements at very select events where current and prospective clients are concentrated. We also produce marketing materials, including media kits and presentations, in support of sales to prospective customers.

OUR CLIENT SERVICE TEAM

     We believe that our ability to establish and maintain long-term client relationships and high contract renewal rates in part depends upon the strength of our client service operations and team. Our client service team consists of client service managers located in Stamford, Connecticut and San Francisco, California. We motivate our client service managers to provide the highest quality service by basing a portion of their compensation on both the renewal rates of the clients they support and the overall client renewal rate. In addition to providing training and client support, this group works proactively with our clients to help them maximize the value they derive from our systems. Each client service manager supports and is responsible for approximately 25-30 contracts. The assignments vary in relation to specific client needs but are generally defined geographically to enhance opportunities for personal contact. The client service managers are responsible for training their clients in how to use the system and the research information that our systems provide, resolving any problems their clients have with our systems, and providing strategic insight and technical support. The client service managers also obtain feedback from their clients to assist us in anticipating client needs and developing new systems. We monitor our clients' use of the systems on a continual basis to gauge client satisfaction. We intend to continue to build our client service team as our client base increases to offer a high level of client service, training and support.

COMPETITION FOR OUR INTERNET CLIENTS

     The market for market research tools for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers is highly competitive and rapidly evolving, and we expect competition in this market to intensify in the future. While we do not believe any of our competitors currently offer Internet target market research systems that provide the same search, query and planning capabilities as our systems, we face competition from a number of companies who provide services to a similar base of clients and who could develop systems that more directly compete with our systems. In some cases our services are complementary to services provided by other companies and in some cases, particularly with respect to Web "ratings" companies, our services are considered to be a substitute. Please see "Risk Factors -- We face competition from more established providers of Internet market research tools that could cause a loss of clients or cause us to reduce the prices we can charge to our clients."

     Our competitors include:

     - Web "ratings" companies, including Media Metrix and Nielsen Media Research/NetRatings, that rely on using a sample group of respondents where software is installed on a respondent's computer and passively monitors Web behavior;

     - "auditing" companies, including I/PRO, that audit viewers in terms of page views, site impressions and navigation on a subject Web site;

     - advertisement targeting providers, including DoubleClick, 24/7 Media and NetGravity, that place advertisements on networks of Web sites and collect data on viewer response;

     - advertisement performance measurement companies, including MatchLogic;

     - Web advertising management services, including AdKnowledge;

     - online research and consulting providers, including Jupiter Communications; and

     - syndicated market research providers in traditional publishing, including MRI and Simmons.

     Most of these companies have greater financial, technical, product development, marketing and other resources than we have. These companies may be better known and have longer operating histories than we have. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

     - the timing and market acceptance of new solutions and enhancements to existing solutions developed by us or our competitors;

     - customer service and support efforts;

     - sales and marketing efforts; and

     - the ease of use, performance, price and reliability of solutions developed by us or our competitors.

PROTECTION OF OUR PROPRIETARY RIGHTS

     Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on copyright, trademark, and trade secret laws, confidentiality agreements with third parties, and license agreements with consultants, vendors and customers. Despite such protection, a third party could, without authorization, copy or otherwise appropriate information from our database. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions.

     We have applied for registration of several trademarks in the United States. None of these applications have been approved to date, and there can be no assurance that the applications will be approved in the future. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated. If the applications are not approved because third parties own the trademarks, the use of the trademarks will be restricted unless we enter into arrangements with the third parties which may be unavailable on commercially reasonable terms.

     There have been substantial amounts of litigation in the computer and online industries regarding intellectual property assets. Third parties may claim infringement by us with respect to current and future products, trademarks, or other proprietary rights, or we may counterclaim against these parties. Any such claims or counterclaims could be time-consuming, result in costly litigation, divert management's attention, cause product release delays, require us to redesign our products or require us to enter into royalty or licensing agreements, any of which could harm our business, financial condition and operating results. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all.

RISK FACTORS

     There are statements in this report that are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this report that are not historical facts. When used in this report, the words "expect," "anticipate," "intend," "plan," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including the following:

RISKS RELATED TO OUR BUSINESS AND OUR COMPANY

  Because We Have A Limited Operating History, It Is Difficult To Evaluate Our Business and Prospects

     We were incorporated in May 1996 and have a limited operating history. As a result, we face many risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, including the Internet advertising and electronic commerce markets. These risks include our ability to:

     - sustain revenue growth rates;

     - manage our expanding operations;

     - compete with companies that have longer operating histories, greater name recognition and greater financial resources; and

     - expand our current client base.

     We also depend on the growing use of the Internet for advertising, commerce and communication, and on general economic conditions. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

  We Have A History Of Losses, and We Anticipate Continued Losses

     To date, we have not made a profit. We incurred net losses of approximately $661,000 during our inception period from May 29, 1996 through December 31, 1996, $2.8 million in 1997, $1.9 million in 1998, and $2.1 million in 1999. As of December 31, 1999, our accumulated deficit was $8.8 million. We expect to continue incurring significant operating and net losses through at least 2000 and, as a result, we will need to generate significant revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we cannot assure you that we will achieve sufficient revenues for profitability. Even if we do achieve profitability, we cannot assure you that we can sustain or increase profitability on a quarterly or annual basis in the future. Our results of operations and financial condition will be harmed if revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations and cannot be adjusted accordingly.

  We Depend On Subscription Renewals By Our Clients and A Decrease In Our Current Rate Of Renewal
  Could Cause A Decline In Our Revenue

     We derive all of our revenues from subscriptions to our systems. Because we have a limited operating history, our subscription renewal rate is based on a limited number of contracts and we are not sure that we will continue to experience our current rate of subscription renewal. If our renewal rate percentage declines, our results of operations and financial condition could be harmed. Our subscription renewal rates may decline as a result of a consolidation in our client base, the emergence of direct competition or if a significant number of our clients cease operations.

  Our Business Will Be Harmed If Our Relationship With Gallup Is Terminated Causing Updates To Our
  Database Or The Introduction Of New Products To Be Delayed.

     The methodology for the collection of data, the generation of a sample population to be surveyed and the collection of data from that sample population for our Web user database, our U.S. population database and our merchandising vertical system are controlled and conducted by Gallup. We cannot be sure that Gallup will continue to provide us services in a manner that allows us to execute our business strategy. If our agreements with Gallup terminates for any reason, we will need to find another firm to perform our research data collection services and this could harm our business by delaying our ability to update our database and introduce new products.

  If Gallup Experiences Problems With The Timely Collection, Processing, Storing Or Delivery Of Accurate
  Data, We May Lose Credibility With Our Clients

     The data that comprises our exclusively owned databases is collected and statistically processed by Gallup and delivered to us on a quarterly basis. Gallup could experience problems with, or make errors in, collecting, processing, storing or delivering the data. In addition, Gallup could experience problems with the computer systems that process and store the data. These problems could result in inaccuracies or in delays in delivery or loss of, the data from Gallup. These inaccuracies, delays or losses could cause us to lose credibility with our clients or breach some client contracts which could cause us to lose clients and could harm our business.

  We Have Experienced Significant Growth In Our Business In Recent Periods and Any Inability To Manage
  This Growth and Any Future Growth Could Harm Our Business

     Our business has grown and we expect continued growth as we add new products and hire new employees. This growth has placed, and our anticipated future growth in our operations will continue to place a strain on our management systems and resources. We cannot assure you that our management team will be able to efficiently or successfully manage our growth. In addition, we will need to hire additional financial and operations personnel. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce.

  If We Are Unable To Attract and Retain Sales And Client Service Personnel Or We Are Unable To
  Adequately Train Our Sales Personnel In A Timely Manner, Our Business and
Future Revenue Growth   Would Be Harmed

     Our business would be harmed if we were unable to attract, retain and motivate highly qualified, experienced sales and client service personnel. We need to hire additional sales and client service personnel to achieve our growth objectives. Competition for these individuals is intense. Even if we are able to hire additional sales personnel it typically takes months of training before they are fully productive. We may be unable to attract, train and retain an adequate number of individuals to meet our sales and client service objectives.

  Our Business and Future Revenue Growth May Suffer If We Are Not Successful At Developing and
  Introducing New Products

     Our future growth depends in part on our ability to offer new products and services on a timely and cost-effective basis. Our business may suffer if we fail to develop and introduce new products or if our new products are not accepted by the market or are accepted at a slower rate than we anticipate. In December 1998, we introduced the @plan Kepler E-Business System for online retailers and consumer brand marketers. We are currently launching our first highly targeted vertical system focusing on the automotive, travel and merchandising e-commerce sector which is expected to launch late in the first quarter 2000. In addition, we plan on launching additional vertical systems covering additional vertical e-commerce sectors. There are many costs and risks associated with developing and introducing these and other new products, including:

     - significant market research data collection and software development costs;

     - need for additional sales, client service and other personnel;

     - diversion of management attention and resources; and

     - the lack of acceptance of new products in the marketplace.

     We cannot assure you that we will be successful in developing and introducing new products.

  Our Future Revenues May Be Unpredictable and Our Quarterly Results Are Expected To Fluctuate

     Our operating results have varied on a quarterly basis and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Due to these fluctuations, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts and investors, which could cause the price of our common stock to drop. Factors that may affect our quarterly operating results include:

     - market acceptance of the Web as an advertising medium;

     - the development of the electronic commerce market;

     - market acceptance of our products;

     - the amount and timing of operating costs and capital expenditures relating to the expansion of our business, including those related to our development of highly targeted vertical market research and planning systems;

     - variations in product or client mix, as pricing may vary based on the volume and type of subscriptions being sold to a client;

     - our ability to expand our client base and retain current clients;

     - new competitors entering our market;

     - general economic conditions as well as economic conditions specific to the Internet;

     - our ability to attract, train and retain qualified sales and other personnel;

     - technical difficulties or service interruptions; and

     - the magnitude and timing of strategic pricing changes, marketing decisions or acquisitions.

     Our limited operating history and the emerging nature of our markets make prediction of future revenues difficult. Our expense levels are based, in part, on our expectations with regard to future revenues, and to a large extent our expenses are fixed, particularly in the short term. We cannot assure you that we will be able to predict our future revenues accurately and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in our expectations could cause significant declines in our quarterly operating results.

     Due to all the foregoing factors, our quarterly revenues and operating results are difficult to forecast. We believe that our quarterly revenues, expenses and operating results could vary significantly in the future, and that period-to-period comparisons should not be relied upon as indicators of future performance.

 We May Experience Client Dissatisfaction Or Be Exposed To Liability For Supplying Inaccurate Information To Our Clients

     Our data may contain inaccuracies as a result of data collection or software errors, among other reasons. Our clients may become dissatisfied with our systems, or we may face liability if we supply inaccurate information. Any client dissatisfaction with our data would hinder our ability to attract new clients and retain existing clients. If we face liability for supplying inaccurate data, our business may suffer.

  Our Reputation and The Attractiveness Of Our Systems Could Be Impaired By A Failure Of Our Computing
  Systems and Our Internet Service Provider's Computing Systems

     The performance of our server and networking hardware and software infrastructure is critical to our business, reputation and ability to attract and retain clients. Any system failure that causes an interruption in service or a decrease in responsiveness of our processing or data storage capabilities could impair our reputation and the attractiveness of our products. We entered into an agreement with UUNet for our Internet connectivity. Any interruption in the service that UUNet provides, or any failure of UUNet to handle higher volumes of Internet users, would harm our business.

     Despite precautions taken by us and our Internet service provider, the occurrence of natural disasters or other unanticipated problems at our or their facilities could result in interruption in the availability of our systems or significant damage to our equipment. Even though we have implemented network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering. The occurrence of any of these events could result in interruptions, delays, the loss or corruption of our data or cessations in the availability of our systems, which could harm our business and our reputation.

  We Have Experienced and May Again Experience System Capacity Constraints That Could Result In
  Client Dissatisfaction Or A Loss Of Clients

     An increase in the number of our clients, the addition of new products or spikes in client demand, either unexpected or in connection with new data releases, could strain the capacity of our computer systems, which could lead to slower response time or system failures. Our business could be harmed by system failures or slowdowns that reduce the speed and responsiveness of our data processing and diminish the experience for our clients. We face risks related to our ability to scale up to our expected client levels while maintaining superior performance. We may need to purchase additional servers to maintain adequate data processing speeds.

  The Loss Of Services Of Our Key Executives Would Likely Hurt Our Business

     Our future success depends to a significant extent on the continued service of Mark K. Wright, our Chief Executive Officer and Chairman of our Board of Directors, and Karl A. Spangenberg, our President and Chief Operating Officer. We have no employment agreements with either of these executives. The loss of the services of either of Messrs. Wright or Spangenberg would likely hurt our business.

  We Face Competition From More Established Providers Of Internet Market Research Tools That Could
  Cause A Loss Of Clients Or Cause Us To Reduce The Prices We Can Charge To Our Clients

     Our market, namely providing market research tools for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers, is new and rapidly evolving. Competition for clients is intense and is expected to increase in the future as existing competitors develop new solutions, potential competitors become active in the market and our industry consolidates. We cannot assure you that we will be able to compete successfully or that competitive pressures will not harm our business. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

     - the timing and market acceptance of new products and enhancements to existing products developed either by us or our competitors;

     - our client service and support efforts;

     - our sales and marketing efforts; and

     - the ease of use, performance, price and reliability of products developed either by us or our competitors.

     Most of our competitors have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in client requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web publishers. We cannot assure you that our current and potential competitors will not develop products or services that are of equal or superior quality to ours or that achieve greater market acceptance or that may be offered at lower prices. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective customers. It is possible that new competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, all of which will harm our business. Please see "Business -- Competition for Our Internet Clients" for detailed information about our competition.

  Any Failure By Us To Protect Our Intellectual Property Could Harm Our Business and Competitive Position

     Our success and our competitive position are dependent on our internally developed methods, technologies and trademarks which we generally protect through a combination of copyright, trademark and trade secrecy laws, confidentiality agreements with third parties, and license agreements with consultants, vendors and customers. Despite these protections, a third party could, without authorization, copy or otherwise take information from our database. Our agreements with employees, consultants and others who participate in development activities could be breached. We may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors. We have filed applications for several trademarks in the United States. We cannot assure you that any of our trademark applications will be approved. Even if these applications are approved, the trademarks may be successfully challenged by others or invalidated.

  We Will Lose Clients Or Fail To Attract New Clients If The Internet Does Not Continue To Develop As An
  Advertising Medium

     Our future success depends on an increase in the use of the Internet as an advertising medium. We would lose clients or fail to attract new clients if the market for Internet advertising fails to develop or develops more slowly than we expect. The Internet advertising market is new and rapidly evolving, and it cannot yet be compared with traditional advertising media to gauge its effectiveness and value to advertisers. As a result, demand and market acceptance for our systems is uncertain. Many of our current or potential clients have little or no experience using the Internet for advertising purposes, and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires accepting a new way of conducting business, exchanging information and advertising products and services. Clients may find that Internet advertising is less effective for promoting their products and services relative to traditional advertising media. In addition, most of our current and potential Web publisher clients have little or no experience in generating revenues from the sale of advertising space on their Web sites.

  The Internet Market Research Industry Is New and Changing Quickly and Our Systems May Not Be
  Accepted By Our Existing and Future Clients

     To date, no industry consensus has emerged as to what information tools will be essential to buying and selling Internet advertising as well as to the development of electronic commerce. Our existing and future clients may challenge or refuse to accept the market research information that our systems provide. Our clients may not be satisfied with our methodology for data collection or may feel that our databases do not represent Internet users. Our clients might turn to other current or future providers of market research systems.

  The Failure Of Industry Initiatives To Support Our Methodologies Or Their Endorsement Of Other
  Methodologies May Result In A Decline In Sales Of Subscriptions For Our
Systems

     Key industry organizations, including the Internet Advertising Bureau, the Media Ratings Council, the Advertising Research Foundation and FAST Forward, have begun initiatives focusing on standards for Internet market research and audience measurement. To the extent that some or all of these trade groups do not support our methodologies or endorse other methodologies, our business and financial condition could be harmed.

  Technological Change May Render Our Systems Obsolete

     The Internet, the Internet advertising and electronic commerce markets are characterized by rapidly changing technologies, evolving industry standards, frequent new product and service introductions, and changing client demands. Our systems may be rendered obsolete by those developments. Our future success depends on our ability to adapt to rapidly changing technologies, to enhance our existing products and to develop and introduce a variety of new products to address our clients' changing needs. We may experience difficulties that could delay or prevent the successful design, development, introduction or marketing of our products. In addition, our new products or enhancements must meet the requirements of our current and prospective clients and must achieve significant market acceptance. Delays in introducing new products and enhancements may cause clients to forego purchases of our products and purchase those of our competitors.

EXECUTIVE OFFICERS

     The following is a brief summary of the business experience of each of the executive officers of the Company. Officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors. There are no family relationships among any officers. The following table sets forth certain information regarding the executive officers of the Company:

NAME                        AGE                             POSITION
----                        ---                             --------
Mark K. Wright............  44    Chairman and Chief Executive Officer
Karl A. Spangenberg.......  53    President and Chief Operating Officer
Susan C. Russo............  47    Executive Vice President
Nancy A. Lazaros..........  35    Senior Vice President, Chief Financial Officer and Secretary

     Mark K. Wright has served as our Chief Executive Officer and Chairman of our Board of Directors since May 1996. Prior to becoming our Chief Executive Officer, Mr. Wright served as the Executive Vice President of Ericson Marketing Communications, Inc., an advertising and marketing communications agency. Prior to that, he served as Senior Vice President of Ericson in charge of marketing and media services. Mr. Wright has a BA from Northwestern University and a MBA from Vanderbilt University.

     Karl A. Spangenberg has served as our President and Chief Operating Officer since April 1997. Before joining us, Mr. Spangenberg served as Vice President Worldwide Advertising Sales for Infoseek, an Internet navigation company, from December 1995 to February 1997. From March 1994 to November 1995, he served as Publisher, Datamation Magazine for Cahner's Publishing, a publishing company.

     Susan C. Russo has served as our Executive Vice President since January 1997. From June 1996 to January 1997, Ms. Russo served as General Manager, Rodale Interactive for Rodale Press, a publishing company. From May 1994 to June 1996, Ms. Russo served as Vice President, Ad Sales and Strategy, for Hearst New Media, a Web publishing company.

     Nancy A. Lazaros has served as our Senior Vice President and Chief Financial Officer since May 1997, and has served as our Secretary since July 1998. Prior to joining us, Ms. Lazaros served as Senior Vice President, Finance of Popcorn Channel, LP, a cable channel, from January 1995 to February 1997; and as a consultant to various publishing companies from January 1994 to January 1995.

OUR EMPLOYEES

     As of December 31, 1999, we employed 34 persons. We also contract with independent contractors to develop our internally developed software systems and to support our information services personnel. We are not subject to any collective bargaining agreements, and we believe that our relationship with our employees is good.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Stamford, Connecticut. Our leases for approximately 8,600 square feet at this location expires in February 2001. We also lease approximately 2,400 square feet space for our sales and client service efforts in San Francisco, California. This lease expires in June 2002.

ITEM 3.  NO LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         MARKET PRICE FOR COMMON STOCK

     Our common stock has been quoted on the Nasdaq National Market under the symbol APLN since our initial public offering on May 21, 1999. The following table sets forth, for the periods indicated, the high and low sales prices per share of the common stock as reported on the Nasdaq National Market:

                                                                HIGH        LOW
                                                              --------    --------
YEAR ENDED DECEMBER 31, 1999
  Second Quarter (from May 21, 1999)........................  $18.5000    $10.5000
  Third Quarter.............................................  $22.2500    $ 9.1250
  Fourth Quarter............................................  $17.5000    $ 8.5000
YEAR ENDED DECEMBER 31, 2000
  First Quarter (through March 28, 2000)....................  $14.6875    $ 8.6875

     On March 28, 2000, the last reported sales price of the common stock on the Nasdaq National Market was $9.25 per share. As of March 28, 2000, there were 34 registered holders of record of our common stock.

                                DIVIDEND POLICY

     We have not declared or paid any cash dividends on our capital stock since inception. We intend to retain any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

     None of our securities were sold during the year ended December 31, 1999 without registration under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected statement of operations data presented below for the period from our inception on May 29, 1996 to December 31, 1996 and for each of the years in the three-year period ended December 31, 1999, and the selected balance sheet data as of December 31, 1996, 1997, 1998 and 1999, are derived from our financial statements that have been audited by Arthur Andersen, LLP, our independent public accountants, and are included elsewhere in this report. You should read the following selected financial information in conjunction with our financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this report.

                                           PERIOD FROM
                                           MAY 29, 1996
                                          (INCEPTION) TO            YEAR ENDED DECEMBER 31,
                                           DECEMBER 31,    -----------------------------------------
                                               1996           1997           1998           1999
                                          --------------   -----------    -----------    -----------
STATEMENT OF OPERATIONS DATA:
  Revenues..............................    $      --      $   422,401    $ 3,108,356    $ 7,355,773
  Costs and expenses:
     Product costs......................      487,239        1,744,366      2,360,042      4,657,281
     Selling and marketing..............           --          819,043      1,713,080      3,219,439
     General and administrative.........      190,766          753,299      1,084,698      2,110,922
     Compensation and expenses..........           --               --             --        505,098
                                            ---------      -----------    -----------    -----------
          Total costs and expenses......      678,005        3,316,708      5,157,820     10,492,740
                                            ---------      -----------    -----------    -----------
  Loss from operations..................     (678,005)      (2,894,307)    (2,049,464)    (3,136,967)
  Interest income.......................       17,367           80,368        191,804      1,116,453
                                            ---------      -----------    -----------    -----------
  Net loss before income taxes..........     (660,638)      (2,813,939)    (1,857,660)    (2,020,514)
  Income tax provision..................           --               --         13,219         64,300
                                            ---------      -----------    -----------    -----------
  Net loss..............................    $(660,638)     $(2,813,939)   $(1,870,879)   $(2,084,814)
                                            =========      ===========    ===========    ===========
  Basic and diluted loss per share......    $   (0.73)     $     (3.13)   $     (2.07)   $     (0.48)
                                            =========      ===========    ===========    ===========
  Weighted average shares outstanding...      900,000          900,000        901,993      7,146,699
                                            =========      ===========    ===========    ===========

                                                              DECEMBER 31,
                                         -------------------------------------------------------
                                            1996          1997           1998           1999
                                         ----------    -----------    -----------    -----------
BALANCE SHEET DATA:
  Cash and cash equivalents............  $1,608,370    $   832,338    $ 3,682,576    $34,817,991
  Working capital......................   1,511,997        726,217      3,716,071     33,559,911
  Total assets.........................   1,625,616      1,559,175      6,026,481     39,122,353
  Mandatory redeemable convertible
     preferred stock...................   2,189,097      4,443,811      9,582,802             --
  Shareholders' equity (deficit).......    (660,637)    (3,474,576)    (5,310,037)    34,832,651

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our financial statements and the notes to those statements appearing elsewhere in this report.

OVERVIEW

     We were founded in May 1996. During the period from May 1996 to December 31, 1996, our inception period, we had no revenues and were primarily engaged in the development and planning of our software and survey research infrastructures. In June 1997, we introduced our first product system, the @plan Gutenberg Advertising System. Since 1997, subscribers to this system have included Internet advertisers, advertising agencies and Web publishers and, to a lesser extent, online retailers and consumer brand marketers. During 1997, we generated revenues of approximately $422,000, and continued to build our sales and operations staff. During 1998, our first full year of sales, we continued to grow our client subscriber base and generated revenues of $3.1 million. Despite our growth in revenues, we incurred operating losses for the year, as our focus continued to be on expanding our client and user bases, product development and the hiring of additional sales, client service and operations personnel. During 1998, we opened a satellite office in San Francisco, California to service our existing West Coast clients and to expand our client base in this market. In December 1998, we introduced the @plan Kepler E-Business System specifically designed for online retailers and consumer brand marketers. During 1999, we began development on our first highly targeted vertical market research system which focuses on the automotive, travel and merchandising e-commerce sector. We are expecting this system to launch at the end of the first quarter of 2000.

     We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight line basis over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through December 31, 1999. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base. See "Risk Factors -- We depend on subscription renewals by our clients and a decrease in our current rate of renewal could cause a decline in our revenue."

     One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $1.6 million at December 31, 1997, $4.6 million at December 31, 1998 and $10.4 million at December 31, 1999. As of December 31, 1999, we have recognized $4.8 million of revenues of the $10.4 million in contract value.

     Our revenues, and as a result our operating margins, will fluctuate depending on our product and customer mix. Annual subscriptions to the @plan Kepler E-Business System are typically priced higher than annual subscriptions to the @plan Gutenberg Advertising System. Moreover, annual subscription pricing and renewal pricing are often negotiated and may vary based on the volume of subscriptions being sold to the client. Variations in product or client mix could cause our revenues and operating results to fluctuate on a quarterly or annual basis.

     Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems. From time to time we will engage Gallup on a case-by-case basis to collect additional data. In the past, these additional engagements have caused our data collection costs to fluctuate from quarter to quarter, and we expect quarterly data collection costs to continue to fluctuate as we plan to continue to use Gallup for additional data collection. Product costs will also increase as we collect data and incur additional software development costs in conjunction with the development of our vertical market research systems and new products.

     Also included in product costs are software development costs which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of December 31, 1999, we had approximately $552,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 2 of the notes to our financial statements for an explanation of the accounting for our software development costs.

     We have incurred significant losses since inception and as of December 31, 1999, we had an accumulated deficit of $8.8 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. We intend to invest in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 and December 31, 1999

     Revenues. Total revenues increased 137% from $3.1 million in 1998 to $7.4 million in 1999. The increase in revenues resulted principally from an increase of $2.8 million in recurring revenues from the retention of existing clients. Additionally, we experienced increased growth of $1.5 million in our subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998.

     Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 97% from $2.4 million in 1998 to $4.7 million in 1999. This increase was due primarily to an increase of $1.7 million in additional data collection costs and an increase of approximately $604,000 in software development costs associated primarily with the introduction of the @plan Kepler E-Business system and the development of our first highly targeted vertical market research system focusing on the automotive, travel and merchandising e-commerce sector system. Our strategy includes the continued development and introduction of new products. As a result, we anticipate incurring increased data collection and software costs during 2000 and in future periods as we continue to develop additional products.

     Selling and Marketing. Selling and marketing costs consist primarily of personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and, to a lesser extent, marketing expenses. Selling and marketing costs increased 88% from $1.7 million in 1998 to $3.2 million in 1999. This increase was due largely to the expansion of our sales force and client service team and commissions associated with increased sales. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 95% from $1.1 million in 1998 to $2.1 million in 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs and the additional costs related to being a public company, including directors' and officers' liability insurance, investor relations programs and professional services fees. Accordingly, general and administrative expenses will increase in future periods.

     Non-cash compensation expense. During the first quarter of 1999, we issued 47,340 options to our employees. These options had an exercise price that was $10.67 less per share than the fair market value of our common stock on the date of grant. The options fully vested on the date of the initial public offering. In accordance with the Accounting Principles Board no. 25, "Accounting for Stock Issued to Employees," we recognized compensation expense of approximately $505,000 during 1999. See note 6 of Notes to Financial Statements.

     Interest income. Interest income consists of interest earned on cash and cash equivalents. Interest income was approximately $192,000 in 1998 as compared to $1.1 million in 1999. The increase in interest income was primarily attributable to the higher cash balances during 1999 as a result of net proceeds from the sale of our common stock in our initial public offering in May 1999.

  Years Ended December 31, 1997 and December 31, 1998

     Revenues. Total revenues increased to $3.1 million in 1998 from approximately $422,000 in 1997. The growth in revenues during 1998 resulted principally from a $2.2 million increase in subscription sales for the @plan Gutenberg Advertising System during our first full year of sales efforts, as well as an approximate $455,000 increase in recurring revenues from the retention of existing clients. We had nominal revenues from subscription sales of the @plan Kepler E-Business System in 1998 as it was not introduced until December 1998.

     Product Costs. Product costs increased to $2.4 million in 1998 from $1.7 million in 1997 due primarily to ongoing data collection costs associated with the @plan Gutenberg Advertising System and additional data collection costs associated with the December 1998 launch of the @plan Kepler E-business System.

     Selling and Marketing. Selling and marketing costs increased to $1.7 million in 1998 from approximately $819,000 in 1997. The increase was due largely to the expansion of our sales force and client service team and commissions associated with increased sales.

     General and Administrative Expenses. General and administrative expenses were approximately $753,000 in 1997 and $1.1 million in 1998. The increase was primarily attributable to the increase in staffing levels to manage and support our expanding operations.

     Interest Income. Interest income was approximately $80,000 in 1997 and approximately $192,000 in 1998. The increase in 1998 was primarily due to a higher investment balance as a result of net proceeds of $5.1 million from our sale of preferred stock in 1998.

SELECTED QUARTERLY OPERATING RESULTS

     The following tables set forth selected statement of operations data for the five quarters ended December 31, 1999 both in absolute dollars and as a percentage of total revenues. The information for each quarter has been prepared on substantially the same basis as the audited statements included in other parts of this filing and, in our opinion, includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations for these periods. You should read this information in conjunction with our financial statements and the notes to those statements included elsewhere herein. The operating results for any quarter are not necessarily indicative of the results to be expected in the future.

                                                                 QUARTER ENDED
                                     ---------------------------------------------------------------------
                                     DECEMBER 31,   MARCH 31,     JUNE 30,    SEPTEMBER 31,   DECEMBER 31,
                                         1998          1999         1999          1999            1998
                                     ------------   ----------   ----------   -------------   ------------
Revenues...........................   $1,106,881    $1,337,122   $1,623,996    $2,009,841     $ 2,384,814
Costs and expenses:
  Product costs....................      709,230       740,480      805,286     1,264,809       1,846,706
  Selling and marketing............      514,508       539,160      699,416       898,849       1,082,014
  General and administrative.......      367,763       402,750      418,029       558,312         731,831
  Compensation expenses............           --        30,060      475,038            --              --
                                      ----------    ----------   ----------    ----------     -----------
          Total costs and
            expenses...............    1,591,501     1,712,450    2,397,769     2,721,970       3,660,551
                                      ----------    ----------   ----------    ----------     -----------
Loss from operations...............     (484,620)     (375,328)    (773,773)     (712,129)     (1,275,737)
                                      ----------    ----------   ----------    ----------     -----------
Interest Income....................       46,187        36,730      185,978       435,340         458,405
                                      ----------    ----------   ----------    ----------     -----------
Net loss before taxes..............      438,433)     (338,598)    (587,795)     (276,789)       (817,332)
Income tax provision...............        8,298         3,300       41,000        10,000          10,000
                                      ----------    ----------   ----------    ----------     -----------
Net loss...........................   $ (446,731)   $ (341,898)  $ (628,795)   $ (286,789)    $  (827,332)
                                      ==========    ==========   ==========    ==========     ===========

                                                            PERCENTAGE OF REVENUES
                                     ---------------------------------------------------------------------
Revenues...........................     100.0%        100.0%       100.0%         100.0%         100.0%
Costs and expenses:
  Product costs....................      64.1          55.4         49.6           63.0           77.4
  Selling and marketing............      46.5          40.3         43.1           44.7           45.4
  General and administrative.......      33.2          30.2         25.7           27.8           30.7
  Compensation expense.............        --           2.2         29.3             --             --
                                        -----         -----        -----          -----          -----
          Total costs and
            expenses...............     143.8         128.1        147.7          135.5          153.5
                                        -----         -----        -----          -----          -----
Loss from operations...............     (43.8)        (28.1)       (47.7)         (35.5)         (53.5)
                                        -----         -----        -----          -----          -----
Interest income....................       4.2           2.7         11.5           21.7           19.2
                                        -----         -----        -----          -----          -----
Net loss before taxes..............     (39.6)        (25.3)       (36.2)         (13.8)         (34.3)
Income tax provision...............       0.8           0.3          2.5             .5             .4
                                        -----         -----        -----          -----          -----
Net loss...........................     (40.4)%       (25.6)%      (38.7)%        (14.3)%        (34.7)%
                                        =====         =====        =====          =====          =====

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

     Our revenues increased during each quarter of 1999 and the last quarter of 1998. Quarterly revenue increased 21% from the fourth quarter of 1998 to the first quarter of 1999, 21% from the first to the second quarter, 24% from the second to the third quarter and 19% from the third quarter to the fourth quarter of 1999. These increases were due to the growth in sales of subscriptions to the @plan Gutenberg Advertising System, the effects of subscription renewals, which began in the third quarter of 1998, and sales of the @plan Kepler E-Business System, which was introduced in December 1998. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions.

     Operating costs and expenses increased 8% from the fourth quarter 1998 to the first quarter 1999, 40% from the first to the second quarter, 14% from the second to the third quarter and increased 34% from the third quarter to the fourth quarter of 1999. These increases were due primarily to additions of sales and administrative personnel to sustain our growth and new product development costs. Operating costs and expenses in the second quarter were impacted by product development costs associated with our U.S. population data collection, which was included with the @plan Kepler E-Business System beginning in the fourth quarter. Loss from operations increased during the year due to the increased costs associated with the development of additional products.

     Interest income increased as a result of our higher cash balance associated with the sale of our common stock during the second quarter 1999.

     Our operating results have varied on a quarterly basis and are expected to fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. Factors that may affect our quarterly operating results include:

     - market acceptance of the Web as an advertising medium;

     - the development of the electronic commerce market;

     - market acceptance of our products and services;

     - the amount and timing of operating costs and capital expenditures relating to expansion of our business, including our planned development of more detailed market research systems;

     - variations in product or client mix, as pricing may vary based on the volume and type of subscription being sold to a client;

     - our ability to expand our customer base and retain current clients;

     - new competitors entering our market;

     - general economic conditions as well as economic conditions specific to the Internet;

     - our ability to attract and retain qualified sales and other personnel;

     - technical difficulties or service interruptions; and

     - strategic pricing changes, marketing decisions or acquisitions.

     Our limited operating history and the emerging nature of our markets make prediction of future revenues difficult. Our expense levels are based, in part, on our expectations with regard to future revenues, and to a large extent such expenses are fixed, particularly in the short term. We cannot assure you that we will be able to predict our future revenue accurately and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in our expectations could cause significant declines in our quarterly operating results.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999 we had $34.8 million in cash and cash equivalents as compared to $3.7 million as of December 31, 1998. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of $14.00 per share. Net proceeds from the initial public offering, net of underwriting discounts and offering costs, were $31.7 million. Prior to our initial public offering, we had financed our operations primarily through the private placement of preferred stock. Net proceeds from the sales of convertible preferred stock from inception to December 31, 1999 totaled $9.6 million.

     Net cash used in operating activities was $2.8 million in 1997, $1.8 million in 1998 and approximately $100,000 in 1999. Cash used in operating activities in each period was primarily attributable to net operating losses and increases in accounts receivable which were partially offset by increases in deferred revenue and accrued expenses.

     Deferred revenue increased from approximately $367,000 at December 31, 1997 to $1.1 million at December 31, 1998 and to $2.5 million at December 31, 1999. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable increased from approximately $91,000 at December 31, 1997 to approximately $245,000 at December 31, 1998, and decreased to approximately $181,000 at December 31, 1999. Unbilled accounts receivable represents the value of services provided prior to invoicing.

     Net cash used in investing activities was approximately $214,000 in 1997, $533,000 in 1998 and $904,000 in 1999. Cash used in investing activities in each period was primarily attributable to software development costs and purchases of property and equipment.

     Net cash provided by financing activities was $2.3 million in 1997, $5.1 million in 1998 and $32.1 million in 1999. Cash provided by financing activities in each period was primarily attributable to the proceeds from the sale of preferred stock, net of issuance costs and the sale of common stock through the initial public offering, net of issuance costs.

     We believe that our current cash and cash equivalents, which includes the proceeds from our initial public offering, will be sufficient to meet our working capital and capital expenditure requirements throughout 2000. Thereafter, we may be required to raise additional funds. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. The failure to raise capital when needed could harm our business, operating results and financial condition.

COMMITMENTS AND CONTINGENCIES

     We have no material commitments other than our leases for our corporate headquarters and our office in San Francisco and obligations under our agreement with Gallup. Our agreement with Gallup provides us with initial baseline data and quarterly tracking data collection. The agreement has a one-year term with nine successive one-year renewals and is cancelable by us upon 90-days' written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. During the third quarter, we entered into an additional agreement with Gallup to provide us with initial baseline data and quarterly tracking data collection for our first targeted vertical market research system focusing on the automotive, travel and merchandising e-commerce sector. This agreement extends through August 2009 and is cancelable by us upon 90-days' written notice prior to an anniversary date. Our strategy includes the development and introduction of additional vertical system and new products. As we continue to develop additional products, we anticipate incurring increased data collection through 2000 and in future periods.

YEAR 2000 COMPLIANCE

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

     In order to minimize or eliminate the effect of the Year 2000 risk on our business systems and applications, we identified, evaluated, implemented and tested changes to our computer systems, applications and software necessary to achieve Year 2000 compliance. Our computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. We continue to monitor problems that could surface at key dates or events in the future. We do not anticipate any significant problems related to these events. We are also not aware of any material Year 2000 problems with our suppliers or vendors.

     We have not incurred any incremental costs in connection with identifying, evaluating or addressing Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not anticipate that such expenses will be material.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use."

Statement of Position 98-1 is effective for financial statements for years beginning after December 15, 1998. Statement of Position 98-1 provides guidance over accounting for computer software developed or obtained for internal use including the requirement to capitalize specific costs and amortization of such costs. We do not expect this standard to have a material effect on our capitalization policy.

     We do not believe that any other recent pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE'S ABOUT MARKET RISK

     The carrying values of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable, approximate fair value because of the short maturity of these instruments.

     Our results of operations, financial position, and cash flows are not materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
@PLAN.INC
  Report of Independent Public Accountants..................   24
  Balance Sheets as of December 31, 1998 and December 31,
     1999...................................................   25
  Statements of Operations for the years ended December 31,
     1997, 1998 and 1999....................................   26
  Statements of Shareholders' Equity (Deficit) for the years
     ended December 31, 1997, 1998 and 1999.................   27
  Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999....................................   28
  Notes to Financial Statements.............................   29

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of @plan.inc:

We have audited the accompanying balance sheets of @plan.inc (a Tennessee corporation) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of @plan.inc as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP
                                          --------------------------------------

New York, New York
February 3, 2000

                                   @PLAN.INC

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1998           1999
                                                              -----------    -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $ 3,682,576    $34,817,991
  Accounts receivable, net of allowance of $80,000, and
     $164,000, respectively:
     Billed.................................................    1,440,693      2,214,834
     Unbilled...............................................      245,310        181,432
     Other..................................................           --        159,837
  Prepaid expenses..........................................      101,208        475,519
                                                              -----------    -----------
          Total current assets..............................    5,469,787     37,849,613
Property and equipment, net.................................      117,641        260,372
Software development costs, net.............................      375,278        551,545
Other assets................................................       63,775        460,823
                                                              -----------    -----------
          Total assets......................................  $ 6,026,481    $39,122,353
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable..........................................  $   254,223    $   881,041
  Accrued liabilities.......................................      375,411        956,447
  Deferred revenue..........................................    1,124,082      2,452,214
                                                              -----------    -----------
          Total current liabilities.........................    1,753,716      4,289,702
Mandatory redeemable convertible preferred stock:
  Series A, no par value, 500,000 shares authorized: 448,000
     and no shares issued and outstanding, respectively.....      431,876             --
  Series B, no par value, 2,250,000 shares authorized:
     2,016,000 and no shares issued and outstanding,
     respectively...........................................    4,011,935             --
  Series C, no par value, 1,725,667 shares authorized:
     1,725,667 and no shares issued and outstanding,
     respectively...........................................    5,138,991             --
                                                              -----------    -----------
          Total mandatory redeemable convertible preferred
             stock..........................................    9,582,802             --
Shareholders' equity (deficit):
  Preferred Stock, no par value, 5,524,333 and 10,000,000
     shares authorized; no shares issued and outstanding....           --             --
  Common stock, no par value, 50,000,000 shares authorized;
     907,200 and 11,205,700 shares issued and outstanding,
     respectively...........................................        8,001     41,730,405
  Additional paid-in capital................................       27,418      1,855,511
  Accumulated deficit.......................................   (5,345,456)    (8,753,265)
                                                              -----------    -----------
          Total shareholders' equity (deficit)..............   (5,310,037)    34,832,651
                                                              -----------    -----------
          Total liabilities and shareholders' equity
             (deficit)......................................  $ 6,026,481    $39,122,353
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   @PLAN.INC

                            STATEMENTS OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Revenues............................................  $   422,401    $ 3,108,356    $ 7,355,773
Costs and expenses:
  Product costs.....................................    1,744,366      2,360,042      4,657,281
  Selling and marketing.............................      819,043      1,713,080      3,219,439
  General and administrative........................      753,299      1,084,698      2,110,922
  Compensation expense..............................           --             --        505,098
                                                      -----------    -----------    -----------
  Total costs and expenses..........................    3,316,708      5,157,820     10,492,740
                                                      -----------    -----------    -----------
Loss from operations................................   (2,894,307)    (2,049,464)    (3,136,967)
Interest income.....................................       80,368        191,804      1,116,453
                                                      -----------    -----------    -----------
  Net loss before income taxes......................   (2,813,939)    (1,857,660)    (2,020,514)
Income tax provision................................           --         13,219         64,300
                                                      -----------    -----------    -----------
  Net loss..........................................  $(2,813,939)   $(1,870,879)   $(2,084,814)
                                                      ===========    ===========    ===========
Basic and diluted loss per share....................  $     (3.13)   $     (2.07)   $     (0.48)
                                                      ===========    ===========    ===========
Weighted average shares outstanding.................      900,000        901,993      7,146,699
                                                      ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                   @PLAN.INC

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                        COMMON STOCK         ADDITIONAL                      TOTAL
                                  ------------------------    PAID-IN     ACCUMULATED    SHAREHOLDERS'
                                    SHARES       AMOUNT       CAPITAL       DEFICIT     EQUITY (DEFICIT)
                                  ----------   -----------   ----------   -----------   ----------------
Balances, December 31, 1996.....     900,000   $         1   $       --   $  (660,638)    $  (660,637)
Net loss........................          --            --           --    (2,813,939)     (2,813,939)
                                  ----------   -----------   ----------   -----------     -----------
Balances, December 31, 1997.....     900,000             1           --    (3,474,577)     (3,474,576)
Exercise of stock options.......       7,200         8,000           --            --           8,000
Options granted to
  non-employees.................          --            --       27,418            --          27,418
Net loss........................          --            --           --    (1,870,879)     (1,870,879)
                                  ----------   -----------   ----------   -----------     -----------
Balances, December 31, 1998.....     907,200         8,001       27,418    (5,345,456)     (5,310,037)
Issuance of Common Stock from
  initial public offering,
  net...........................   2,500,000    31,667,805           --            --      31,667,805
Exercise of options.............     257,100       471,797           --            --         471,797
Conversion of preferred stock...   7,541,400     9,582,802           --            --       9,582,802
Warrants........................          --            --    1,322,995    (1,322,995)             --
Compensation related to stock
  options granted to
  employees.....................          --            --      505,098            --         505,098
Net loss........................          --            --           --    (2,084,814)     (2,084,814)
                                  ----------   -----------   ----------   -----------     -----------
Balances, December 31, 1999.....  11,205,700   $41,730,405   $1,855,511   $(8,753,265)    $34,832,651
                                  ==========   ===========   ==========   ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                   @PLAN.INC

                            STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1998           1999
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net loss..........................................  $(2,813,939)   $(1,870,879)   $(2,084,814)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
  Depreciation and amortization.....................       48,648        218,878        585,005
  Provision for doubtful accounts...................           --         80,000        145,000
  Non cash charges..................................           --         27,418        505,098
  Changes in operating assets and liabilities:
     Increase in accounts receivable................     (445,981)    (1,320,023)    (1,015,100)
     Increase in prepaid expenses...................      (37,055)       (63,370)      (374,311)
     (Increase) decrease in other assets............      (61,289)           360       (397,048)
     (Decrease) increase in accounts payable........      (14,182)       171,248        626,818
     Increase in accrued liabilities................      140,013        235,398        581,036
     Increase in deferred revenue...................      366,953        757,130      1,328,132
                                                      -----------    -----------    -----------
       Net cash used in operating activities........   (2,816,832)    (1,763,840)      (100,184)
Cash flows from investing activities:
  Purchases of equipment............................     (143,419)       (74,327)      (241,382)
  Software development costs........................      (70,495)      (458,586)      (662,621)
                                                      -----------    -----------    -----------
       Net cash used in investing activities........     (213,914)      (532,913)      (904,003)
Cash flows from financing activities:
  Proceeds from issuance of common stock, net.......           --          8,000     32,139,602
  Proceeds from issuance of preferred stock, net....    2,254,714      5,138,991             --
                                                      -----------    -----------    -----------
       Net cash provided by financing activities....    2,254,714      5,146,991     32,139,602
                                                      -----------    -----------    -----------
Net change in cash and cash equivalents.............     (776,032)     2,850,238     31,135,415
Cash and cash equivalents at beginning of period....    1,608,370        832,338      3,682,576
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period..........  $   832,338    $ 3,682,576    $34,817,991
                                                      ===========    ===========    ===========
Supplemental information:
  Cash paid for income taxes........................  $        --    $     4,921    $    64,300

   The accompanying notes are an integral part of these financial statements.

                                   @PLAN.INC

                         NOTES TO FINANCIAL STATEMENTS

1.  GENERAL:

     @plan.inc was incorporated in the State of Tennessee in May 1996. We are based in Stamford, Connecticut, and are a provider of target market research planning systems for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  Revenue Recognition

     We provide target market research planning systems to our clients on a renewable subscription basis. We recognize revenue ratably over the contract period, which is generally twelve months. We bill our clients for our services based on terms of the contracts, which may not coincide with criteria required for revenue recognition.

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

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and all investments in highly liquid instruments purchased with original maturities of three months or less. Funds in excess of operating cash needs are maintained in a money market fund, which may exceed the amount insured by the Federal Deposit Insurance Corporation.

  Property and Equipment

     Property and equipment is stated at cost less accumulated depreciation and amortization. Property and equipment consists of computer equipment, software, furniture and fixtures and leasehold improvements. Computer equipment, software, furniture and fixtures are depreciated using the straight-line method over their useful lives that range from 3 to 5 years. Leasehold improvements are amortized over the term of the lease.

  Software Development Costs

     We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of December 31, 1998 and 1999, software development costs are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                1998          1999
                                                              ---------    ----------
Software development costs..................................  $ 529,081    $1,191,702
Less: Accumulated amortization..............................   (153,803)     (640,157)
                                                              ---------    ----------
                                                              $ 375,278    $  551,545
                                                              =========    ==========

                                   @PLAN.INC

     We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At December 31, 1999, we do not believe that any of our assets are impaired.

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

  Stock-Based Compensation

     We account for our stock-based compensation to our employees by recognizing compensation expense for the difference between the estimated fair value of our stock at the date of grant and the exercise price of the granted stock. Stock-based grants issued to non-employees are recorded at either the fair value of the services provided or the fair value of the stock issued, as determined using the Black-Scholes model.

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

  Concentrations of Risk

     We invest the majority of our cash balances in short-term, high quality marketable securities. Our accounts receivable balances are domestic. No single client represents a significant credit risk to us.

     The methodology for the collection of data, the generation of a sample population to be surveyed and the collection of data from that sample population for our Web user database, our U.S. population database and our merchandising vertical system are controlled and conducted by Gallup. If our agreements with Gallup terminates for any reason, we will need to find another firm to perform our research data collection services and this could harm our business by delaying our ability to update our database and introduce new products.

  Fair Value of Financial Instruments

     The carrying amount of all of our cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these accounts.

  Stock-Splits

     The accompanying financial statements give retroactive effect to a 1.8 for 1 stock-split that was approved by our Board of Directors on March 10, 1999.

                                   @PLAN.INC

3.  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------    ---------
Computer equipment and software.............................  $ 211,999    $ 436,315
Furniture and fixtures......................................      8,613       16,261
Leasehold improvements......................................      8,073       17,491
                                                              ---------    ---------
                                                                228,685      470,067
Less: Accumulated depreciation..............................   (111,044)    (209,695)
                                                              ---------    ---------
                                                              $ 117,641    $ 260,372
                                                              =========    =========

4.  BASIC AND DILUTED NET LOSS PER SHARE:

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

                                                               DECEMBER 31,
                                                    -----------------------------------
                                                      1997         1998         1999
                                                    ---------    ---------    ---------
Series A preferred stock..........................    806,400      806,400           --
Series B preferred stock..........................  3,628,800    3,628,800           --
Series C preferred stock..........................         --    3,106,200           --
Stock options.....................................  1,506,600    1,805,400    2,213,540
Warrants..........................................         --           --      200,000
                                                    ---------    ---------    ---------
          Total...................................  5,941,800    9,346,800    2,413,540
                                                    =========    =========    =========

     The following tables summarize the calculation of basic and dilutive earnings per share for the years ended December 31, 1997, 1998 and 1999:

                                                            DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1998           1999
                                              -----------    -----------    -----------
Net loss....................................  $(2,813,939)   $(1,870,879)   $(2,084,814)
Less: preferred stock dividends.............           --             --     (1,322,995)
                                              -----------    -----------    -----------
Loss available to common shareholders.......  $(2,813,939)   $(1,870,879)   $(3,407,809)
                                              ===========    ===========    ===========
Weighted average shares outstanding.........      900,000        901,993      7,146,699
Basic and dilutive loss per common share
  available to common shareholders..........  $     (3.13)   $     (2.07)   $     (0.48)

                                   @PLAN.INC

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

     Simultaneous with the closing of our initial public offering, a director and an officer and all of the preferred shareholders received warrants to purchase an aggregate of 200,000 shares of common stock. Of these warrants, warrants to purchase 25,000 shares of common stock were granted to each of the director and officer. The preferred shareholders, including the director and officer, received a pro rata portion of the remaining 150,000 warrants. These warrants are exercisable for seven years.

     We accounted for these warrants at the time of issuance as follows:

     - For warrants issued to the officer and director, we applied the provisions of Accounting Principles Boards Opinion No. 25, "Accounting for Stock Issued to Employees," and recorded compensation expense for the difference between the fair value of our common stock at the time of grant, based on our initial public offering price, and the exercise price of the warrant. As these amounts were equivalent on the date of grant, we do not expect to record any compensation expense for these warrants.

     - For warrants issued to the holders of our preferred stock, we recorded the value of these warrants, as determined by using the Black-Scholes model, as a dividend to these shareholders on the date of grant. This dividend increased our accumulated deficit but had no effect on reported net income (loss). The value of this dividend was $1.3 million which was determined by using the Black-Scholes model with the following assumptions:

        - risk free interest rate of 5.3%,

        - expected dividend yield of 0%,

        - expected life of 5.0 years and

        - expected volatility of 0%

6.  STOCK OPTION PLANS:

     In 1996, we created the 1996 Stock Option Plan. This plan, as amended, provides for stock option grants to employees, members of our board of directors, our consultants and other persons having a business relationship with us. Under this plan, the option price as determined by the board of directors cannot be less than 100% of the fair market value of our common stock, at grant, in the case of incentive stock options, and not less than 50% of the fair market value of our common stock, at grant, in the case of non-qualified stock options. Exceptions exist under certain conditions. No options will be exercisable more than ten years after the date the option is granted. Options that we have granted under our plan generally vest ratably over a four year period, beginning at the date of grant. All unvested options immediately vested upon the initial public offering of our common stock. Our board of directors and shareholders authorized a total of 1,980,000 shares of common stock for issuance under this plan. No further awards of stock will be granted under the 1996 plan.

     Our board of directors adopted the 1999 Stock Incentive Plan in March 1999 and it was approved by our shareholders in March 1999. The purpose of the plan is to attract, retain and reward key employees,

                                   @PLAN.INC
consultants and non-employee directors. This plan allows flexibility in the award of stock based incentive compensation to these people. The plan authorized up to 800,000 shares of common stock for issuance under the plan plus an annual increase to be added on each anniversary date of the adoption of this plan equal to the lesser of 400,000 shares, two percent of the outstanding shares of our common stock on that anniversary date or a number determined by our board of directors.

     In October 1999, our board of directors adopted the 1999 Stock Option Plan for New Employees. The purpose of the plan is attract persons not previously employed by @plan. and to offer equity interest in the company as an inducement essential to the person's accepting employment. The plan authorized up to 400,000 shares of common stock for issuance under the plan as non-qualified stock options.

     At December 31, 1997, 1998 and 1999, the following options had been granted under our plans and were outstanding:

                                        1997                 1998                 1999
                                  -----------------   ------------------   ------------------
                                  WEIGHTED            WEIGHTED             WEIGHTED
                                   AVERAGE             AVERAGE              AVERAGE
                                  EXERCISE            EXERCISE             EXERCISE
                                   SHARES     PRICE    SHARES     PRICE     SHARES     PRICE
                                  ---------   -----   ---------   ------   ---------   ------
Outstanding at beginning of
  period........................    343,800   $0.94   1,506,600   $ 1.14   1,805,400   $ 1.43
Granted.........................  1,162,800    1.20     349,200     2.91     755,240    11.72
Exercised.......................         --      --      (7,200)    1.11    (257,100)    1.84
Forfeited.......................         --      --     (43,200)    1.39     (90,000)    2.00
                                  ---------   -----   ---------   ------   ---------   ------
Outstanding at end of period....  1,506,600   $1.14   1,805,400   $ 1.43   2,213,540   $ 4.84
                                  =========           =========            =========
Options exercisable at end of
  period........................    505,399   $0.99     874,420   $ 1.20   1,548,248   $ 1.76
                                  =========           =========            =========
Weighted average fair value of
  options granted during
  period........................      $0.38               $0.66                $7.54

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                     WEIGHTED-
                      OPTIONS         AVERAGE                         OPTIONS
                   OUTSTANDING AT    REMAINING      WEIGHTED-      EXERCISABLE AT     WEIGHTED-
    RANGE OF        DECEMBER 31,    CONTRACTUAL      AVERAGE        DECEMBER 31,       AVERAGE
 EXERCISE PRICES        1999           LIFE       EXERCISE PRICE        1999        EXERCISE PRICE
-----------------  --------------   -----------   --------------   --------------   --------------
$  .89 - $1.11       1,126,800      7.05 years        $ 1.06         1,126,800          $ 1.06
      $1.67            256,700      8.13 years          1.67           256,700            1.67
      $3.33            113,140      8.81 years          3.33           113,140            3.33
      $9.50            140,000      9.82 years          9.50                --              --
$12.00 - $12.4375      364,000      9.79 years         12.03                --              --
$14.00 - $14.94        212,900      9.42 years         14.18            51,608           14.06
                     ---------                                       ---------
                     2,213,540                                       1,548,248
                     =========                                       =========

     During the first quarter 1999, we issued 47,340 options to our employees. These options had an exercise price that was approximately $10.67 less per share than the fair market value of our common stock on the date of grant. Since these options fully vested on the date of the initial public offering, we recognized compensation expense of approximately $505,000 during 1999.

                                   @PLAN.INC

     In 1998, we granted 36,000 stock options at an exercise price of $3.33 to non-employees. We recognized expense in the amount of $27,418 in connection with these grants, which was estimated using the Black-Scholes model and the following assumptions:

     - risk free interest rate of 5.3%,

     - expected dividend yield of 0%,

     - expected life of 5.0 years and

     - expected volatility of 0%

     The fair value of all of our other option grants is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants in 1997, 1998 and 1999:

     - weighted-average risk free interest rates of 6.5, 5.3% and 6.1%, respectively,

     - expected dividend yields of 0%,

     - expected lives of 6.0 years and

     - expected volatility of 0%, 0% and 66%, respectively.

     We applied Accounting Principles Board No. 25, "Accounting our Stock Issued to Employees," in accounting for our Stock Option grants to employees and directors. Accordingly, except for the two series of option grants discussed above, no compensation cost has been recognized for any option grants in the accompanying statements of operations. Had compensation costs been recorded, our net loss and basic and diluted loss per share would have been reduced from the following as reported amounts to the following pro forma amounts:

                                                      YEARS ENDED DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1998           1999
                                              -----------    -----------    -----------
Net loss:
  As reported...............................  $(2,813,939)   $(1,870,879)   $(2,084,814)
  Pro forma.................................  $(2,938,567)   $(2,037,361)   $(2,865,641)
Basic and diluted loss per share:
  As reported...............................  $     (3.13)   $     (2.07)   $     (0.48)
  Pro forma.................................  $     (3.27)   $     (2.26)   $     (0.59)

7.  INCOME TAXES:

     The accompanying statements of operations for the years ended December 31, 1998 and 1999 include a provision for current state capital taxes of approximately $13,200 and $64,300, respectively. No taxes were provided for the year ended December 31, 1997, as tax was not due during the year.

                                   @PLAN.INC

     A reconciliation of the tax provision at the United States statutory rate to the actual income tax expense reported is as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                  -----------------------------------
                                                    1997         1998         1999
                                                  ---------    ---------    ---------
Tax benefit at the United States statutory
  rate..........................................  $(956,739)   $(631,635)   $(686,975)
State taxes, net of federal tax benefit.........         --        8,725       42,438
Options issued to employees.....................                              171,733
Losses not benefited............................    954,695      632,034      532,936
Other...........................................      2,044        4,095        4,168
                                                  ---------    ---------    ---------
          Total income tax provision............  $      --    $  13,219    $  64,300
                                                  =========    =========    =========

     Since inception, we have generated losses for both book and tax purposes. We have not recorded potential income tax benefits that we may receive from our ability to apply current losses to future years in which we have taxable income. Under accounting rules, these benefits can only be recorded when it is more likely than not that these benefits will be realized. Due to our limited operating history, we currently cannot make this assessment.

     At December 31, 1999, we had net operating loss carryforwards for federal and state income tax purposes totaling approximately $7.1 million, which will expire from 2016 through 2019.

     Our net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 1998 and 1999:

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1999
                                                            -----------    -----------
Deferred tax asset:
  Net operating loss carryforwards........................  $ 1,949,007    $ 2,840,599
  Start-up costs..........................................      184,731        130,664
  Reserves and other......................................       50,668         91,341
                                                            -----------    -----------
Deferred tax asset........................................    2,184,406      3,062,604
Less valuation allowance for deferred tax assets..........   (2,129,943)    (2,756,927)
                                                            -----------    -----------
                                                                 54,463        305,677
Deferred tax liability:
  Prepaid commissions.....................................      (37,263)       (85,277)
  Excess of depreciation for tax purposes over book.......      (17,200)      (220,400)
                                                            -----------    -----------
Deferred tax liability....................................      (54,463)      (305,677)
                                                            -----------    -----------
Net deferred tax asset....................................  $        --    $        --
                                                            ===========    ===========

                                   @PLAN.INC

8.  COMMITMENTS AND CONTINGENCIES:

LEASE COMMITMENTS

     We lease office facilities under operating leases. Future minimum lease payments related to these agreements are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  271,611
2001........................................................  136,270
2002........................................................   58,157
Thereafter..................................................       --

     Rent expense was approximately $110,000, $156,000 and $192,000 for the years ended December 31, 1997, 1998 and 1999 respectively.

CONTRACTUAL COMMITMENTS

     We have a Letter of Agreement with The Gallup Organization, Inc. which was entered into on September 6, 1996. This agreement was amended on January 5, 1998, August 20, 1998 and February 19, 1999. Under this agreement Gallup provides us with initial baseline data and quarterly tracking survey research. The agreement has a one-year term with nine successive one-year renewals, and is cancelable only by us upon 90-days' written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. During the third quarter of 1999, we entered into an additional agreement with Gallup to provide us with initial baseline data and quarterly tracking data collection for our highly targeted vertical system focusing on the automotive, travel and merchandising e-commerce sector. This agreement extends through August 2009 and is cancelable by us upon 90-days' written notice prior to an anniversary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our board of directors has selected Arthur Andersen LLP to serve as independent auditors for the current fiscal year. Arthur Andersen LLP has served as our independent auditors since November 11, 1998. On November 11, 1998, we dismissed Kraft Bros, Esstman Patton & Harrell, PLLC as our independent accountants. Kraft Bros' reports on the financial statements for the years ended December 31, 1996 and 1997 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The decision to change independent accountants was approved by the board of directors. During the years ended December 31, 1996 and 1997 and through November 11,1998 there were no reportable events, as defined in regulations of the Securities and Exchange Commission, or disagreements with Kraft Bros on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure. Prior to retaining Arthur Andersen LLP, we had not consulted with Arthur Andersen LLP regarding accounting principles.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to directors of the Company is incorporated by reference from the information contained in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates. Pursuant to General Instruction G(3), certain information concerning executive officers of the Company is included in Part I of this Form 10-K, under the caption "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information contained in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information contained in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information contained in our proxy statement for the 2000 Annual Meeting of Stockholders which we will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     Reference is made to the financial statements included in Item 8 to this Report on Form 10-K.

     (a) (2) Financial Statement Schedules

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To @plan.inc:

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Valuation and Qualifying Accounts is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ ARTHUR ANDERSEN LLP

New York, New York
February 3, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO                      BALANCE
                                           BEGINNING     COSTS AND                        AT END
DESCRIPTION                                OF PERIOD      EXPENSES     DEDUCTIONS(A)    OF PERIOD
-----------                                ----------    ----------    -------------    ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year Ended December 31, 1997.............  $       --    $       --       $    --       $       --
Year Ended December 31, 1998.............          --        80,000            --           80,000
Year Ended December 31, 1999.............      80,000       145,000        61,000          164,000
VALUATION ALLOWANCE FOR DEFERRED TAX
  ASSETS
Year Ended December 31, 1997.............     251,098     1,068,317            --        1,319,415
Year Ended December 31, 1998.............   1,319,415       810,528            --        2,129,943
Year Ended December 31, 1999.............   2,129,943       652,704            --        2,782,647

---------------
(a) Represents accounts written off as uncollectible.

     (a) (3) Exhibits

NUMBER                          DESCRIPTION
------                          -----------
 3.1    Form of Third Amended and Restated Charter of @plan.inc
        (incorporated by reference to Exhibit 3.1 to the Company's
        Registration statement on Form S-1, No 333-74507)
 3.2    Form of Second Amended and Restated Bylaws of @plan.inc
        (incorporated by reference to Exhibit 3.2 to the Company's
        Registration statement on Form S-1, No 333-74507)
 4.1    Form of certificate representing the common stock, no par
        value per share of @plan.inc (incorporated by reference to
        Exhibit 4.1 to the Company's Registration statement on Form
        S-1, No 333-74507)
 4.2    @plan.inc Amended and Restated Shareholders' Agreement dated
        January 6, 1998, as amended (incorporated by reference to
        Exhibit 4.2 to the Company's Registration statement on Form
        S-1, No 333-74507)
 4.3    Form of Stock Purchase Warrant (incorporated by reference to
        Exhibit 4.3 to the Company's Registration statement on Form
        S-1, No 333-74507)
 4.4    Article 7 of the Third Amended and Restated Charter
        (included in Charter filed as Exhibit 3.1) (incorporated by reference to Exhibit 4.4 to the Company's Registration
        statement on Form S-1, No 333-74507)
 4.5    Article II of the Second Amended and Restated Bylaws
        (included in Bylaws filed as Exhibit 3.2) (incorporated by reference to Exhibit 4.5 to the Company's Registration
        statement on Form S-1, No 333-74507)
10.1    Gallup Agreement dated September 6, 1996, as amended.
        (incorporated by reference to Exhibit 10.1 to the Company's
        Registration statement on Form S-1, No 333-74507)
10.2    Lease between @plan.inc, as tenant, and Reckson Operating
        Partnership, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Registration statement on Form S-1, No
        333-74507)
10.3    Series A and Series B Convertible Preferred Stock Securities
        Purchase Agreement dated July 24, 1996 (incorporated by
        reference to Exhibit 10.3 to the Company's Registration
        statement on Form S-1, No 333-74507)
10.4    Series C Convertible Preferred Stock Securities Purchase
        Agreement dated December 31, 1997 (incorporated by reference to Exhibit 10.4 to the Company's Registration statement on
        Form S-1, No 333-74507)
10.5    Second Amended and Restated 1996 Stock Option Plan,
        effective as of July 22, 1996 (incorporated by reference to
        Exhibit 10.5 to the Company's Registration statement on Form
        S-1, No 333-74507)

NUMBER                          DESCRIPTION
------                          -----------
10.6    1999 Stock Incentive Plan (incorporated by reference to
        Exhibit 10.6 to the Company's Registration statement on Form
        S-1, No 333-74507)
10.7    Form of Indemnification Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration statement on
        Form S-1, No 333-74507)
10.8    Form of Severance Agreement (incorporated by reference to
        Exhibit 10.8 to the Company's Registration statement on Form
        S-1, No 333-74507)
10.10   1999 Stock Option Plan for New Employees
10.11   Amendment to lease between @plan.inc, as tenant, and Reckson
        Operating Partnership, L.P.
10.12   Lease between @plan.inc, as tenant, and Fidelity National
        Title Insurance Company
10.13   Gallup Agreement dated August 1999
11      Computation of Loss per Share (incorporated by reference to
        Exhibit 11 to the Company's Registration statement on Form
        S-1, No 333-74507)
16      Letter re: Change in Certifying Accountant (incorporated by reference to Exhibit 16 to the Company's Registration
        statement on Form S-1, No 333-74507)
23.1    Consent of Arthur Andersen LLP
27      Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of March, 2000.

                                          @plan.inc

                                          By:      /s/ MARK K. WRIGHT
                                            ------------------------------------
                                                       Mark K. Wright
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    TITLE(S)                     DATE
                   ---------                                    --------                     ----

               /s/ MARK K. WRIGHT                 Chairman and Chief Executive Officer  March 29, 2000
------------------------------------------------    (principal executive officer)
                 Mark K. Wright

              /s/ NANCY A. LAZAROS                Senior Vice President and Chief       March 29, 2000
------------------------------------------------    Financial Officer (principal
                Nancy A. Lazaros                    financial and accounting officer)

               /s/ GARY R. HAYNES                 Director                              March 29, 2000
------------------------------------------------
                 Gary R. Haynes

             /s/ DONALD M. JOHNSTON               Director                              March 29, 2000
------------------------------------------------
               Donald M. Johnston

           /s/ W. PATRICK ORTALE, III             Director                              March 29, 2000
------------------------------------------------
             W. Patrick Ortale, III

              /s/ ROGER J. THOMSON                Director                              March 29, 2000
------------------------------------------------
                Roger J. Thomson

               /s/ JOHN H. WYANT                  Director                              March 29, 2000
------------------------------------------------
                 John H. Wyant