Form 10-Q
period 2000-03-31
AT PLAN INC
filed 2000-05-16
CIK 1081614

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

                CLASS OF COMMON STOCK                              OUTSTANDING AT APRIL 30, 2000
                ---------------------                              -----------------------------
         Voting common stock, no par value                              11,231,300 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    @PLAN.INC

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I - Financial Information

Item 1. Financial Statements

        Balance Sheets as of March 31, 2000 (unaudited) and                  2
        December 31, 1999 (audited)

        Statements of Operations for the three months ended
        March 31, 2000 and March 31, 1999 (unaudited)                        3

        Statements of Cash Flows for the three months ended
        March 31, 2000 and March 31, 1999 (unaudited)                        4

        Notes to Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                9

Item 3. Quantitative and Qualitative Disclosures about Market Risk          13

Part II. - Other Information

Item 2.  Changes in Securities and Use of Proceeds                          14

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                  15

                                    @PLAN.INC

                                 BALANCE SHEETS

                                                       MARCH 31,       DECEMBER 31,
                                                         2000              1999
                                                     ------------      ------------
                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                         $ 33,374,984      $ 34,817,991
   Accounts receivable, net of allowance
    of $214,000, and $164,000, respectively:

         Billed                                         2,703,753         2,214,834
         Unbilled                                         276,607           181,432
   Prepaid expenses and other                             737,442           635,356
                                                     ------------      ------------
         Total current assets                          37,092,786        37,849,613
Property and equipment, net                               312,858           260,372
Software development costs, net                           561,270           551,545
Other assets                                              408,497           460,823
                                                     ------------      ------------
      Total assets                                   $ 38,375,411      $ 39,122,353
                                                     ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $    741,937      $    881,041
   Accrued liabilities                                    903,720           956,447
   Deferred revenue                                     2,826,882         2,452,214
                                                     ------------      ------------
      Total current liabilities                         4,472,539         4,289,702
                                                     ------------      ------------
Shareholders' equity (deficit):
   Preferred Stock, no par value,
      10,000,000 shares
      authorized; no shares issued
      and outstanding, respectively                            --                --
   Common stock, no par value,
      50,000,000 shares authorized;
      11,231,300 and 11,205,700 shares
      issued and outstanding, respectively             41,760,501        41,730,405
   Additional paid-in capital                           1,855,511         1,855,511
   Accumulated deficit                                 (9,713,140)       (8,753,265)
                                                     ------------      ------------
Total shareholders' equity                             33,902,872        34,832,651
                                                     ------------      ------------
      Total liabilities and shareholders' equity     $ 38,375,411      $ 39,122,353
                                                     ============      ============


   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                        -----------------------------
                                            2000             1999
                                        ------------      -----------
Revenues                                $  2,835,298      $ 1,337,122
Costs and expenses:
   Product costs                           2,131,675          740,480
   Selling and marketing                   1,341,068          539,160
   General and administrative                782,583          402,750
   Compensation expense                           --           30,060
                                        ------------      -----------
   Total costs and expenses                4,255,326        1,712,450
                                        ------------      -----------
Loss from operations                      (1,420,028)        (375,328)
 Interest income                             478,777           36,730
                                        ------------      -----------
   Net loss before income taxes             (941,251)        (338,598)
Income tax provision                          18,624            3,300
                                        ------------      -----------
   Net loss                             $   (959,875)     $  (341,898)
                                        ============      ===========
Basic and diluted loss per share        $      (0.09)     $     (0.38)
                                        ============      ===========
Weighted average shares outstanding       11,221,195          907,200
                                        ============      ===========



   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                    -----------------------------
                                                        2000             1999
                                                    ------------      -----------
Cash flows from operating activities:
  Net loss                                          $   (959,875)     $  (341,898)
   Adjustments to reconcile
      net loss to net cash used in
      operating activities:
Depreciation and amortization                            173,876          139,153
Provision for doubtful accounts                           50,000           75,000
Non cash charges                                              --           30,060
   Changes in operating assets and liabilities:
     Increase in accounts receivable                    (634,094)        (471,603)
     Increase in prepaid expenses and other             (102,086)        (151,133)
     Decrease (increase) in other assets                  52,326           (6,660)
     (Decrease) increase in accounts payable            (139,104)          29,764
     Decrease in accrued liabilities                     (52,727)        (168,911)
     Increase in deferred revenue                        374,668          467,872
                                                    ------------      -----------
       Net cash used in operating activities          (1,237,016)        (398,356)
Cash flows from investing activities:
  Purchases of equipment                                 (89,767)         (16,455)
  Software development costs                            (146,320)        (110,908)
                                                    ------------      -----------
         Net cash used in investing activities          (236,087)        (127,363)
Cash flows from financing activities:
   Proceeds from issuance
     of common stock, net                                 30,096               --
                                                    ------------      -----------
         Net cash provided by
           financing activities                           30,096               --
                                                    ------------      -----------
Net change in cash and cash equivalents               (1,443,007)        (525,719)
Cash and cash equivalents
  at beginning of period                              34,817,991        3,682,576
                                                    ------------      -----------
Cash and cash equivalents
  at end of period                                  $ 33,374,984      $ 3,156,857
                                                    ============      ===========
Supplemental information:
  Cash paid for income taxes                        $     18,624      $     3,300

   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

         The financial information as of March 31, 2000 and for the three months ended March 31, 1999 and 2000 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position at March 31, 2000, and our operations and cash flows for the three months ended March 31, 1999 and 2000. Operating results for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire year. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, which were included as part of our Annual Report on Form 10-K.

2.  GENERAL:

         @plan.inc was incorporated in the State of Tennessee in May 1996. We provide target market research planning systems for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers. Our internally developed systems, which our clients access through our Web site, combine our databases of consumer lifestyle, product preference and demographic data with technology that enables our clients to perform queries and searches to plan campaigns and strategies.

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

SOFTWARE DEVELOPMENT COSTS

         We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of March 31, 2000 and December 31, 1999, software development costs are as follows:

                                    MARCH 31,       DECEMBER 31,
                                      2000             1999
                                   -----------      -----------
                                   (UNAUDITED)
Software development costs         $ 1,338,022      $ 1,191,702
Less: Accumulated depreciation        (776,752)        (640,157)
                                   -----------      -----------
                                   $   561,270      $   551,545
                                   ===========      ===========

         We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At March 31, 2000, we do not believe that any of our assets are impaired.

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

                          THREE MONTHS ENDED
                               MARCH 31,
                         2000              1999
                      ---------         ---------
                     (UNAUDITED)
Stock options         2,281,606         1,852,740
Warrants                200,000                --
                      ---------         ---------
Total                 2,481,606         1,852,740
                      =========         =========


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

         - our ability and relevant third parties' ability to achieve year 2000 readiness; and

         - other risk factors described in the "Risk Factors" section of the Company's Registration Statement on Form S-1 (File no. 333-74507), which was filed with the Securities and Exchange Commission on May 17, 1999, and our form 10-K for the year ended December 31, 1999.

OVERVIEW

         We were founded in May 1996. During the period from May 1996 to December 31, 1996, our inception period, we had no revenues and were primarily engaged in the development and planning of our software and survey research infrastructures. In June 1997, we introduced our first product system, the @plan Gutenberg Advertising System. Since 1997, subscribers to this system have included Internet advertisers, advertising agencies and Web publishers and, to a lesser extent, online retailers and consumer brand marketers. During 1997, we continued to build our sales and operations staff and during 1998, our first full year of sales, we continued to grow our client subscriber base, develop new products, and opened a satellite office in San Francisco, California to service our existing West Coast clients and to expand our client base in this market. In December 1998, we introduced the @plan Kepler E-Business System specifically designed for online retailers and consumer brand marketers. In March 2000, we launched our first highly targeted vertical market research system which focuses on the automotive, travel and merchandising e-commerce sector.

         We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight line basis beginning over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through March 31, 2000. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

         One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $5.9 million at March 31, 1999 and $12.3 million at March 31, 2000. As of March 31, 2000, we have recognized $5.6 million of revenues of the $12.3 million in contract value.

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

         Product costs consist primarily of amounts paid to The Gallup Organization for quarterly collection of data used in our market research systems. From time to time we will engage Gallup on a case-by-case basis to collect additional data. In the past, these additional engagements have caused our data collection costs to fluctuate from quarter to quarter, and we expect quarterly data collection costs to continue to fluctuate as we plan to continue to use Gallup for additional data collection. Product costs will also increase during the remainder of 2000 and in future periods as we continue to develop additional highly targeted vertical market research systems.

         Also included in product costs are software development costs which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of March 31, 2000, we had approximately $561,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 3 of the notes to our financial statements for an explanation of the accounting for our software development costs.

         We have incurred significant losses since inception and as of March 31, 2000, we had an accumulated deficit of $9.7 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. Additionally, our accumulated deficit was affected by a $1.3 million dividend in connection with warrants issued to the holders of our preferred stock upon the consummation of our initial public offering. We intend to continue to make significant investments in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         Revenues. Total revenues increased 112% from $1.3 million for the three months ended March 31, 1999 to $2.8 million for the three months ended March 31, 2000. The increase in revenues resulted principally from an increase of approximately $933,000 in recurring revenues from the retention of existing clients. These renewals generally reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of approximately $565,000 from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998. During the quarter, we had no revenues from our vertical system as it was not launched until March 2000.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 188% from approximately $740,000 for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000. This increase was due primarily to an increase of $1.2 million in additional data collection costs and software development costs associated with the introduction of our first vertical target market planning system. Consistent with our strategy, we are currently developing additional highly targeted vertical market research systems. As a result, we anticipate continuing to incur increased data collection and software costs during the remainder of 2000 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased 149% from approximately $539,000 for the three months ended March 31, 1999 to $1.3 million for the three months ended March 31, 2000. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 94% from approximately $433,000 for the three months ended March 31, 1999 as compared to approximately $783,000 for the three months ended March 31, 2000. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and expect general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $37,000 for the three months ended March 31, 1999 as compared to $479,000 for the three months ended March 31, 2000. The increase in interest income was primarily attributable to the higher cash balances during the three months ended March 31, 2000 as a result of net proceeds from our sale of common stock in May 1999.

         Net loss. Our net loss increased 181% from approximately $342,000 for the three months ended March 31, 1999 to approximately $960,000 for the three months ended March 31, 2000. This increase was primarily attributable to an increase of

$1.2 million in products costs incurred during the three months ended March 31, 2000 in connection with the development of our vertical systems.

         Loss per share. The loss per share amounts for the three months ended March 31, 2000 was $.09. See Note 4 of Notes to Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, we had $33.4 million in cash and cash equivalents as compared to $3.2 million as of March 31, 1999. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of $14.00 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were approximately $31.7 million. Prior to May 1999, we financed our operations primarily through the private placement of preferred stock. Net proceeds from the sale of convertible preferred stock from inception through March 31, 2000 totaled $9.6 million.

         Net cash used in operating activities was approximately $1.2 million for the three months ended March 31, 2000. Cash used in operating activities was primarily attributable to net losses and increases in accounts receivable offset by increases in deferred revenue. For the three months ended March 31, 1999, net cash used in operating activities was $398,000 which was primarily attributable to net operating losses and increases in accounts receivable offset partially by increases in deferred revenue and accrued expenses.

         Deferred revenue was $2.8 million at March 31, 2000 as compared to $1.6 million at March 31, 1999. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable was approximately $277,000 at March 31, 2000 and approximately $241,000 at March 31, 1999. Unbilled accounts receivable represents the value of services provided prior to invoicing.

         Net cash used in investing activities was approximately $236,000 for the three months ended March 31, 2000 and approximately $127,000 for the three months ended March 31, 2000. Cash used in investing activities in each period was attributed to software development costs and purchases of property and equipment.

         Net cash provided by financing activities was approximately $30,000 for the three months ended March 31, 2000. Cash provided by financing activities was primarily attributable to the proceeds from the sale of common stock, net of issuance costs. For the three months ended March 31, 1999, there was no net cash provided by financing activities.

         We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through 2001. Thereafter, we may be required to raise additional funds. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. The failure to raise capital when needed could harm our business, operating results and financial condition.

COMMITMENTS AND CONTINGENCIES

         We have no material commitments other than our lease for our corporate headquarters and obligations under our agreement with Gallup. Our agreement with Gallup provides us with initial baseline data and quarterly tracking data collection. The agreement has a one-year term with nine successive one-year renewals and is cancelable by us upon 90-days' written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. During the third quarter of 1999 and the first quarter of 2000, we entered into additional agreements with Gallup to provide us with initial baseline data and quarterly tracking data collection for our targeted vertical market research systems. These agreements extend through August 2009 and September 2006, respectively and are cancelable by us upon 90-days' written notice prior to each anniversary date. Consistent with our growth strategy, we anticipate incurring increased data collection and software costs during the remainder of 2000 and in future periods as we continue to develop additional products.

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

         We have not incurred any incremental costs in connection with identifying, evaluation or addressing Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not anticipate that such expenses will be material.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

                           Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 20, 1999, our Registration Statement on Form S-1 (File
No. 333-74507) was declared effective by the SEC. Pursuant to the Registration Statement we registered and sold 2,500,000 shares of Common Stock at a price of $14.00 per share. The managing underwriters were Hambrecht and Quist. The aggregate price of the amount offered and sold was $35,000,000.

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through March 31, 2000, in connection with the issuance and distribution of the securities registered.

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

         From the effective date of the Registration Statement through March 31, 2000, we did not use the net offering proceeds to fund general operating expenses.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibit is attached hereto.

         27.1 Financial Data Schedule (First Quarter 2000).

         (b) The Company filed no current report on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    @plan.Inc.

DATE: May 15, 2000                  BY: /s/ Mark K. Wright
                                        ----------------------------------------
                                        Mark K. Wright,
                                        Chairman and Chief Executive
                                        Officer (principal executive officer)

DATE: May 15, 2000                  BY: /s/ Nancy A. Lazaros
                                        ----------------------------------------
                                        Nancy A. Lazaros,
                                        Senior Vice President and Chief
                                        Financial Officer (principal financial
                                        and accounting officer)

                                  EXHIBIT INDEX

Item        Description
----        -----------

27.1        Financial Data Schedule (First Quarter 2000)