Form 10-Q
period 2000-06-30
AT PLAN INC
filed 2000-08-14
CIK 1081614

================================================================================


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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

           CLASS OF COMMON STOCK               OUTSTANDING AT August 1, 2000
           ---------------------               -----------------------------

    Voting common stock, no par value               11,312,920 shares

                                    @PLAN.INC

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

           Balance Sheets as of June 30, 2000 (unaudited) and
           December 31,1999                                                   3

           Statements of Operations for the three and six months ended
           June 30, 2000 and June 30, 1999 (unaudited)                        4

           Statements of Cash Flows for the six months ended
           June 30, 2000 and June 30,1999 (unaudited)                         5

         Notes to Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          14

Part II. - Other Information

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                                    @PLAN.INC

                                 BALANCE SHEETS

                                                     JUNE 30,      DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
                                                    (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                       $ 32,216,975    $ 34,817,991
   Accounts receivable, net of allowance
    of $269,000, and $164,000, respectively:
         Billed                                       2,966,996       2,214,834
         Unbilled                                       368,841         181,432
   Prepaid expenses and other                           735,404         635,356
                                                   ------------    ------------
      Total current assets                           36,288,216      37,849,613
Property and equipment, net                             303,767         260,372
Software development costs, net                         563,581         551,545
Other assets                                            340,863         460,823
                                                   ------------    ------------
      Total assets                                 $ 37,496,427    $ 39,122,353
                                                   ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $    729,235    $    881,041
   Accrued liabilities                                1,470,053         956,447
   Deferred revenue                                   2,587,780       2,452,214
                                                   ------------    ------------
      Total current liabilities                       4,787,068       4,289,702
                                                   ------------    ------------
Shareholders' equity (deficit):
Common stock, no par value,
      50,000,000 shares authorized;
      11,270,800 and 11,205,700 shares
      issued and outstanding, respectively           41,860,020      41,730,405
   Additional paid-in capital                         1,855,511       1,855,511
   Accumulated deficit                              (11,006,172)     (8,753,265)
                                                   ------------    ------------
      Total shareholders' equity                     32,709,359      34,832,651
                                                   ------------    ------------
      Total liabilities and shareholders' equity   $ 37,496,427    $ 39,122,353
                                                   ============    ============

              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                            STATEMENTS OF OPERATIONS

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                      JUNE 30,
                                   ---------------------------    ---------------------------
                                       2000           1999            2000           1999
                                   ------------    -----------    ------------    -----------
                                            (UNAUDITED)                    (UNAUDITED)
Revenues                           $  3,310,712    $ 1,623,996    $  6,146,010    $ 2,961,118
Costs and expenses:
   Product costs                      2,588,884        805,286       4,720,559      1,545,766
   Selling and marketing              1,734,847        699,416       3,075,915      1,238,576
   General and administrative           752,528        418,029       1,535,111        820,779
   Non-cash compensation expense             --        475,038              --        505,098
                                   ------------    -----------    ------------    -----------
   Total costs and expenses           5,076,259      2,397,769       9,331,585      4,110,219
                                   ------------    -----------    ------------    -----------
Loss from operations                 (1,765,547)      (773,773)     (3,185,575)    (1,149,101)
Interest income                         500,328        185,978         979,105        222,708
                                   ------------    -----------    ------------    -----------
   Net loss before income taxes      (1,265,219)      (587,795)     (2,206,470)      (926,393)
Income tax provision                     27,813         41,000          46,437         44,300
                                   ------------    -----------    ------------    -----------
   Net loss                        $ (1,293,032)   $  (628,795)   $ (2,252,907)   $  (970,693)
                                   ============    ===========    ============    ===========
Basic and diluted
   loss per share                  $      (0.11)   $     (0.36)   $      (0.20)   $     (0.77)
                                   ============    ===========    ============    ===========
Weighted average shares
   outstanding                       11,246,305      5,431,350      11,234,541      2,978,530
                                   ============    ===========    ============    ===========





              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                            STATEMENTS OF CASH FLOWS


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------
                                                           (UNAUDITED)
Cash flows from operating activities:
  Net loss                                        $ (2,252,907)   $   (970,693)
   Adjustments to reconcile
      net loss to net cash used in
      operating activities:
Depreciation and amortization                          383,461         281,434
Provision for doubtful accounts                        105,000          95,000
Non cash charges                                            --         505,098
   Changes in operating assets and liabilities:
     Increase in accounts receivable                (1,044,571)       (393,266)
     Increase in prepaid expenses
       and other                                      (100,048)       (750,043)
     Decrease (increase) in other assets               119,960          (6,660)
     (Decrease) increase in accounts payable          (151,806)        762,843
     Increase (decrease) in accrued liabilities        513,607        (101,191)
     Increase in deferred revenue                      135,566         657,989
                                                  ------------    ------------
       Net cash (used in) provided by
          operating activities                      (2,291,738)         80,511
Cash flows from investing activities:
  Purchases of equipment                              (117,453)        (64,146)
  Software development costs                          (321,440)       (275,285)
                                                  ------------    ------------
         Net cash used in investing activities        (438,893)       (339,431)
Cash flows from financing activities:
   Proceeds from issuance
     of common stock, net                              129,615      31,669,723
                                                  ------------    ------------
         Net cash provided by
           financing activities                        129,615      31,669,723
                                                  ------------    ------------
Net change in cash and cash equivalents             (2,601,016)     31,410,803
Cash and cash equivalents
  at beginning of period                            34,817,991       3,682,576
                                                  ------------    ------------
Cash and cash equivalents
  at end of period                                $ 32,216,975    $ 35,093,379
                                                  ============    ============
Supplemental information:
  Cash paid for income taxes                      $     46,437    $     44,300
  Warrants issued to preferred
    Shareholders                                            --    $  1,322,995

              The accompanying notes are an integral part of these
                             financial statements.

                                    @PLAN.INC

                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

         The financial information as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position at June 30, 2000, and our operations and cash flows for the three and six months ended June 30, 1999 and 2000. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire year. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, which were included as part of our Annual Report on Form 10-K.

2. GENERAL:

         @plan.inc was incorporated in the State of Tennessee in May 1996. We provide target market research planning systems for Internet advertisers, advertising agencies, Web publishers, online retailers and consumer brand marketers. Our internally developed systems, which our clients access through our Web site, combine databases of consumer lifestyle, product preference and demographic data with technology that enables our clients to perform queries and searches to plan campaigns and strategies.

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

SOFTWARE DEVELOPMENT COSTS

         We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of June 30, 2000 and December 31, 1999, software development costs are as follows:

                                         JUNE 30,          DECEMBER 31,
                                          2000                 1999
                                       -----------          -----------
                                       (UNAUDITED)
Software development costs             $ 1,513,142          $ 1,191,702
Less: Accumulated depreciation            (949,561)            (640,157)
                                       -----------          -----------
                                       $   563,581          $   551,545
                                       ===========          ===========

         We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At June 30, 2000, we do not believe that any of our assets are impaired.

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


4. BASIC AND DILUTED NET LOSS PER SHARE

         Basic loss per share amounts are computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period plus the effects of any potentially dilutive securities. In the accompanying statements of operations, diluted loss per share does not include the effects of potentially dilutive securities for all periods presented, as they would have been anti-dilutive in years in which a loss is reported.

         The following summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an anti-dilutive effect.

                     THREE MONTHS ENDED          SIX MONTHS ENDED
                           JUNE 30,                   JUNE 30,
                  -----------------------     -----------------------
                     2000         1999          2000          1999
                  ---------     ---------     ---------     ---------
                        (UNAUDITED)                 (UNAUDITED)
STOCK OPTIONS     2,281,884     1,932,140     2,281,884     1,932,140
WARRANTS            200,000       200,000       200,000       200,000
                  ---------     ---------     ---------     ---------
TOTAL             2,481,884     2,132,140     2,481,884     2,132,140
                  =========     =========     =========     =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Form 10-Q that are not historical facts. When used, the words "expect," "anticipate," "intent," "plan," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including:

         -        market acceptance of the Internet as an advertising medium;

         -        the continued development of the electronic commerce market;

         -        our ability to develop and introduce new products;

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

OVERVIEW

         We were founded in May 1996. During the period from May 1996 to December 31, 1996, our inception period, we had no revenues and were primarily engaged in the development and planning of our software and survey research infrastructures. In June 1997, we introduced our first product system, the @plan Gutenberg Advertising System. Since 1997, subscribers to this system have included Internet advertisers, advertising agencies and Web publishers and, to a lesser extent, online retailers and consumer brand marketers. During 1997, we continued to build our sales and operations staff and during 1998, our first full year of sales, we continued to grow our client subscriber base, develop new products, and opened a satellite office in San Francisco, California to service our existing West Coast clients and to expand our client base in this market. In December 1998, we introduced the @plan Kepler E-Business System specifically designed for online retailers and consumer brand marketers. In March 2000, we launched our first highly targeted vertical market research system, the Darwin E-Retail system, which focuses on the automotive, travel and merchandising e-commerce sector.

         We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis, which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight line basis beginning over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through June 30, 2000. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

         One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $7.3 million at June 30, 1999 and $14.0 million at June 30, 2000. As of June 30, 2000, we have recognized $6.5 million of revenues of the $14.0 million in contract value.

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

         Product costs consist primarily of amounts paid to The Gallup Organization for quarterly collection of data used in our market research systems. From time to time we will engage Gallup on a case-by-case basis to collect additional data. In the past, these additional engagements have caused our data collection costs to fluctuate from quarter to quarter, and we expect quarterly data collection costs to continue to fluctuate as we plan to continue to use Gallup for additional data collection. Product costs will also increase during the remainder of 2000 and in future periods as we continue to develop additional highly targeted vertical market research systems. Our second Darwin vertical system is scheduled to be released by the end of the third quarter 2000.

         Also included in product costs are software development costs, which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of June 30, 2000, we had approximately $564,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 3 of the notes to our financial statements for an explanation of the accounting for our software development costs.

         We have incurred significant losses since inception and as of June 30, 2000, we had an accumulated deficit of $11.0 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. Additionally, our accumulated deficit was affected by a $1.3 million dividend in connection with warrants issued to the holders of our preferred stock upon the consummation of our initial public offering. We intend to continue to make significant investments in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Revenues. Total revenues increased 104% from $1.6 million for the three months ended June 30, 1999 to $3.3 million for the three months ended June 30, 2000. The increase in revenues resulted principally from an increase of $1.0 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of approximately $684,000 from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998. During the quarter, we had no revenues from our Darwin E-Retail system as it was not launched until March
2000 and required a slightly longer than anticipated ramp in training our sales force.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 221% from approximately $805,000 for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000. This increase was due primarily to an increase of $1.1 million in additional data collection costs and software development costs associated with the introduction of our Darwin E-Retail system. In addition, we incurred costs of approximately $490,000 in connection with the development of our second vertical target market planning system.

         Consistent with our strategy, we are currently developing additional highly targeted vertical market research systems. As a result, we anticipate continuing to incur increased data collection and software costs during the remainder of 2000 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased 148% from approximately $699,000 for the three months ended June 30, 1999 to $1.7 million for the three months ended June 30, 2000. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, Company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 80% from approximately $418,000 for the three months ended June 30, 1999 as compared to approximately $753,000 for the three months ended June 30, 2000. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and expect general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $186,000 for the three months ended June 30, 1999 as compared to approximately $500,000 for the three months ended June 30, 2000. The increase in interest income was primarily attributable to the higher cash balances during the three months ended June 30, 2000 as a result of net proceeds from our sale of common stock in May 1999.

         Net loss. Our net loss increased 106% from approximately $629,000 for the three months ended June 30, 1999 to $1.3 million for the three months ended June 30,

2000. This increase was primarily attributable to an increase of $1.6 million in products costs incurred during the three months ended June 30, 2000 in connection with the development of our vertical systems.

         Loss per share. The loss per share amount for the three months ended June 30, 2000 was $.11. Included in the loss per share amount for the three months ended June 30, 1999 of $.36 is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. Excluding the effect of this charge, the loss per share for the three months ended June 30, 1999 was $.12.

SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000

         Revenues. Total revenues increased 108% from $3.0 million for the six months ended June 30, 1999 to $6.1 million for the six months ended June 30, 2000. The increase in revenues resulted principally from an increase of $1.9 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of $1.2 million from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998. During the quarter, we had no revenues from our Darwin E-Retail system as it was not launched until March 2000 and required a slightly longer than anticipated ramp in training our sales force.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 205% from $1.5 million for the six months ended June 30, 1999 to $4.7 million for the six months ended June 30, 2000. This increase was due primarily to an increase of $2.2 million in additional data collection costs and software development costs associated with the introduction of our Darwin E-Retail system. In addition, we incurred costs of approximately $651,000 in connection with our second vertical target market planning system. Consistent with our strategy, we are currently developing additional highly targeted vertical market research systems. As a result, we anticipate continuing to incur increased data collection and software costs during the remainder of 2000 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased 148% from $1.2 million for the six months ended June 30, 1999 to $3.1 million for the six months ended June 30, 2000. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 87% from approximately $821,000 for the six months ended June 30, 1999 as compared to $1.5 million for the six months ended June 30, 2000. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and expect general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $223,000 for the six months ended June 30, 1999 as compared to approximately $979,000 for the six months ended June 30, 2000. The increase in interest income was primarily attributable to the higher cash balances during the six months ended June 30, 2000 as a result of net proceeds from our sale of common stock in May 1999.

         Net loss. Our net loss increased 132% from approximately $971,000 for the six months ended June 30, 1999 to $2.3 million for the six months ended June 30, 2000. This increase was primarily attributable to an increase of $2.8 million in products costs incurred during the six months ended June 30, 2000 in connection with the development of our vertical systems.

         Loss per share. The loss per share amount for the six months ended June 30, 2000 was $.20. Included in the loss per share amount for the six months ended June 30, 1999 of $.77, is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. Excluding the effect of this charge, the loss per share for the six months ended June 30, 1999 was $.33.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, we had $32.2 million in cash and cash equivalents as compared to $35.1 million as of June 30, 1999. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of $14.00 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $31.7 million. Prior to May 1999, we financed our operations primarily through the private placement of preferred stock. Net proceeds from the sale of convertible preferred stock from inception through June 30, 2000 have totaled $9.6 million.

         Net cash used in operating activities was $2.3 million for the six months ended June 30, 2000. Cash used in operating activities was primarily attributable to net losses and increases in accounts receivable offset by increases in deferred revenue and accrued expenses. For the six months ended June 30, 1999, net cash provided by operating activities was $81,000 which was primarily attributable to net operating losses and increases in accounts receivable offset partially by increases in deferred revenue and accounts payable.

         Deferred revenue was $2.6 million at June 30, 2000 as compared to $1.8 million at June 30, 1999. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable was approximately $369,000 at June 30, 2000 and approximately $213,000 at June 30, 1999. Unbilled accounts receivable represents the value of services provided prior to invoicing.

         Net cash used in investing activities was approximately $439,000 for the six months ended June 30, 2000 and approximately $339,000 for the six months ended June 30, 1999. Cash used in investing activities in each period was attributed to software development costs and purchases of property and equipment.

         Net cash provided by financing activities was approximately $130,000 for the six months ended June 30, 2000. Cash provided by financing activities was primarily attributable to the proceeds from the sale of common stock, net of issuance costs. For the six months ended June 30, 1999, net cash provided by financing activities was $31.7 million which was primarily attributable to the proceeds from the sale of common stock, net of issuance costs.

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

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through June 30, 2000, in connection with the issuance and distribution of the securities registered.

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

         From the effective date of the Registration Statement through June 30, 2000, we did not use the net offering proceeds to fund general operating expenses.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 19, 2000, the Company held its Annual Meeting of Shareholders. At the Annual Meeting, the shareholders of the company elected the following persons to serve as directors for a term of three years and until their successors are duly elected and qualified with the number of votes cast for, against or withheld as set forth opposite their names:

                            For             Against        Withheld Authority
                            ---             -------        ------------------
         Gary Haynes       9,620,195           --                502,829
         Roger Thomson     9,620,195           --                502,829

There were 1,108,276 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)      The following exhibit is attached hereto.

         27.1 Financial Data Schedule (Second Quarter 2000).

         (b) The Company filed a current report on Form 8-K on June 19, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    @plan.Inc.


Date: August 14, 2000               BY: /s/ Mark K. Wright
                                        ----------------------------------------
                                    Mark K. Wright,
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)



Date: August 14, 2000               BY: /s/ Nancy A. Lazaros
                                        ----------------------------------------
                                    Nancy A. Lazaros,
                                    Senior Vice President and Chief Financial
                                    Officer (principal financial and
                                    accounting officer)

                                  EXHIBIT INDEX

         Item              Description
         ----              -----------

         27.1       Financial Data Schedule (Second Quarter 2000)