Form 10-Q
period 2000-09-30
AT PLAN INC
filed 2000-11-14
CIK 1081614

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock of the latest practical date.

           CLASS OF COMMON STOCK                OUTSTANDING AT NOVEMBER 1, 2000
           ---------------------                -------------------------------

    Voting common stock, no par value                 11,332,770 shares

                                    @PLAN.INC

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
   Part I - Financial Information

   Item 1.  Financial Statements

            Balance Sheets as of September 30, 2000 (unaudited) and
            December 31,1999                                                      3

            Statements of Operations for the three and nine months ended
            September 30, 2000 and September 30, 1999 (unaudited)                 4

            Statements of Cash Flows for the nine months ended
            September 30, 2000 and September 30,1999 (unaudited)                  5

            Notes to Financial Statements                                         6

  Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                 9

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk           14

  Part II   Other Information

  Item 2.   Changes in Securities and Use of Proceeds                            15

  Item 6.   Exhibits and Reports on Form 8-K                                     15

  Signatures                                                                     16

                                    @PLAN.INC

                                 BALANCE SHEETS

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                   2000               1999
                                                                   ----               ----
                                                                (UNAUDITED)
                                     ASSETS

Current Assets:
   Cash and cash equivalents                                    $ 31,371,373       $ 34,817,991
   Accounts receivable, net of allowance
    of $387,200 and $164,000, respectively:
         Billed                                                    3,116,770          2,214,834
         Unbilled                                                    421,146            181,432
   Prepaid expenses and other                                        721,196            635,356
                                                                ------------       ------------

         Total current assets                                     35,630,485         37,849,613
Property and equipment, net                                          293,029            260,372
Software development costs, net                                      460,501            551,545
Other assets                                                         336,275            460,823
                                                                ------------       ------------

      Total assets                                              $ 36,720,290       $ 39,122,353
                                                                ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                             $  1,288,357       $    881,041
   Accrued liabilities                                             1,034,244            956,447
   Deferred revenue                                                2,640,391          2,452,214
                                                                ------------       ------------

      Total current liabilities                                    4,962,992          4,289,702
                                                                ------------       ------------

Shareholders' equity (deficit):
Common stock, no par value,
      50,000,000 shares authorized;
      11,332,770 and 11,205,700 shares
      issued and outstanding, respectively                        42,040,092         41,730,405
   Additional paid-in capital                                      1,855,511          1,855,511
   Accumulated deficit                                           (12,138,305)        (8,753,265)
                                                                ------------       ------------

Total shareholders' equity                                        31,757,298         34,832,651
                                                                ------------       ------------

      Total liabilities and shareholders' equity                $ 36,720,290       $ 39,122,353
                                                                ============       ============











   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                            STATEMENTS OF OPERATIONS


                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                              SEPTEMBER 30,                       SEPTEMBER  30,
                                     -------------------------------       ------------------------------
                                         2000               1999               2000              1999
                                     ------------       ------------       ------------       -----------
                                                (UNAUDITED)                          (UNAUDITED)
Revenues                             $  3,612,604       $  2,009,841       $  9,758,614       $ 4,970,959
Costs and expenses:
  Product costs                         2,882,402          1,264,809          7,602,961         2,810,575
  Selling and marketing                 1,441,242            898,849          4,517,158         2,137,425
  General and administrative              925,503            558,312          2,460,614         1,379,091
  Non-cash compensation expense                --                 --                 --           505,098
                                     ------------       ------------       ------------       -----------
    Total costs and expenses            5,249,147          2,721,970         14,580,733         6,832,189
                                     ------------       ------------       ------------       -----------
Loss from operations                   (1,636,543)          (712,129)        (4,822,119)       (1,861,230)
Interest income                           510,438            435,340          1,489,543           658,048
                                     ------------       ------------       ------------       -----------

   Net loss before income taxes        (1,126,105)          (276,789)        (3,332,576)       (1,203,182)
Income tax provision                        6,027             10,000             52,464            54,300
                                     ------------       ------------       ------------       -----------

   Net loss                          $ (1,132,132)      $   (286,789)      $ (3,385,040)      $(1,257,482)
                                     ============       ============       ============       ===========

Basic and diluted
   loss per share                    $      (0.10)      $      (0.03)      $      (0.30)      $     (0.44)
                                     ============       ============       ============       ===========

Weighted average shares
   outstanding                         11,303,710         10,976,540         11,257,770         5,808,580
                                     ============       ============       ============       ===========















   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                            STATEMENTS OF CASH FLOWS

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                     -------------------------------
                                                         2000               1999
                                                     ------------       ------------
                                                                (UNAUDITED)
Cash flows from operating activities:
   Net loss                                          $ (3,385,040)      $ (1,257,482)
   Adjustments to reconcile
      net loss to net cash used in
      operating activities:
Depreciation and amortization                             581,709            420,509
Provision for doubtful accounts                           230,000            120,000
Non-cash charges                                               --            505,098
   Changes in operating assets and liabilities:
     Increase in accounts receivable                   (1,371,650)          (777,275)
     Increase in prepaid expenses
       and other                                          (85,840)          (523,373)
     Decrease (increase) in other assets                  124,548           (434,150)
     Increase in accounts payable                         407,316            456,095
     Increase in accrued liabilities                       77,797            276,570
     Increase in deferred revenue                         188,177          1,066,939
                                                     ------------       ------------
Net cash used in operating activities                  (3,232,983)          (147,069)
                                                     ------------       ------------
Cash flows from investing activities:
  Purchases of equipment                                 (146,524)          (107,262)
  Software development costs                             (376,798)          (513,987)
                                                     ------------       ------------
Net cash used in investing activities                    (523,322)          (621,249)
                                                     ------------       ------------
Cash flows from financing activities:
   Proceeds from issuance
     of common stock, net                                 309,687         31,767,759
                                                     ------------       ------------
Net cash provided by financing activities                 309,687         31,767,759
                                                     ------------       ------------

Net change in cash and cash equivalents                (3,446,618)        30,999,441
Cash and cash equivalents
  at beginning of period                               34,817,991          3,682,576
                                                     ------------       ------------
Cash and cash equivalents
  at end of period                                   $ 31,371,373       $ 34,682,017
                                                     ============       ============
Supplemental information:
  Cash paid for income taxes                         $     56,638       $     54,300
  Warrants issued to preferred
    shareholders                                               --       $  1,322,995










   The accompanying notes are an integral part of these financial statements.

                                    @PLAN.INC

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

         The financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 is unaudited, but includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position at September 30, 2000, and our operations and cash flows for the three and nine months ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with our audited financial statements for the year ended December 31, 1999, which were included as part of our Annual Report on Form 10-K.

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

         On the accompanying balance sheets, deferred revenue represents amounts invoiced prior to rendering our services while unbilled receivables represents the value of services rendered prior to being invoiced. Substantially all of the deferred and unbilled revenue will be earned and billed, respectively, within twelve months of the respective ending periods.

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

SOFTWARE DEVELOPMENT COSTS

         We capitalize direct costs relating to our computer software development upon the establishment of technological feasibility. Until our products reach technological feasibility, all costs related to development efforts are expensed as a component of product costs. Software development costs, subsequent to technological feasibility and prior to general release, have been capitalized and are reported at the lower of unamortized cost or net realizable value. We amortize capitalized software development costs on a straight-line basis for periods ranging from one to three years. As of September 30, 2000 and December 31, 1999, software development costs are as follows:

                                               SEPTEMBER 30,        DECEMBER 31,
                                                   2000                 1999
                                               -------------        ------------
                                                (UNAUDITED)
Software development costs                       $1,568,500          $1,191,702
Less: Accumulated depreciation                   (1,107,999)           (640,157)
                                                 ----------          ----------
                                                 $  460,501          $  551,545
                                                 ==========          ==========

         We periodically review our software development costs and property and equipment for any potential impairments. We consider undiscounted cash flows, future operating results, trends or other relevant information in assessing whether the carrying value of our assets is recoverable. At September 30, 2000, we do not believe that any of our assets are impaired.

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


4.  PROPOSED MERGER BETWEEN @PLAN.INC AND DOUBLECLICK INC.

         On September 25, 2000 the Company announced that the Company had entered into an Agreement and Plan of Merger, dated as of September 24, 2000 (the "Merger Agreement") among DoubleClick Inc., a Delaware corporation ("DoubleClick"), Atlas Merger Sub, Inc., a Tennessee corporation and a direct wholly-owned subsidiary of DoubleClick ("Merger Sub"), and us. Pursuant to the Merger Agreement, Merger Sub would merge with and into us (the "Merger"), with us continuing as the surviving corporation. As a result of the Merger, we would become a wholly-owned subsidiary of DoubleClick.

         Consummation of the proposed Merger is subject to certain conditions, including termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, approval by our shareholders and other customary closing conditions. For information regarding the terms and conditions of the proposed Merger, including the consideration to be paid to our shareholders refer to our Form 8-K filed with the Securities and Exchange Commission on September 27, 2000.

5.  BASIC AND DILUTED NET LOSS PER SHARE

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

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                              SEPTEMBER 30,                 SEPTEMBER 30,
                           2000          1999           2000           1999
                        ---------      ---------      ---------      ---------
                              (UNAUDITED)                   (UNAUDITED)
STOCK OPTIONS           2,245,164      1,891,040      2,245,164      1,891,040
WARRANTS                  200,000        200,000        200,000        200,000
                        ---------      ---------      ---------      ---------
TOTAL                   2,445,164      2,091,040      2,445,164      2,091,040
                        =========      =========      =========      =========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Form 10-Q that are not historical facts. When used, the words "expect," "anticipate," "intent," "plan," "believe," "estimate" and similar expressions are generally intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including:

         - failure to complete the merger with DoubleClick could negatively impact our stock price and future business operations;

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

         We derive all of our revenues from the sale of subscriptions to our systems. The subscription contracts are generally non-cancelable for a period of one year and most automatically renew unless we receive notice of termination from the client prior to the anniversary date. Clients typically pay contract fees on an annual, quarterly or monthly basis, which are recorded as deferred revenue until the revenue is recognized. Revenue is recognized on a straight-line basis over the non-cancelable contract period, generally 12 months. Upon renewal, many of the subscription rates increase automatically in accordance with contract provisions. These automatic increases are generally higher in the first two renewal years than in subsequent renewal years where the rate adjustment is based on increases in the Consumer Price Index, or CPI. We have experienced a contract renewal rate in excess of 90% from inception through September 30, 2000. The renewal rate is not necessarily indicative of the rate of future retention of our revenue base.

         One measure of the volume of our business is "contract value" which represents the annualized value of all contracts in effect at a given point in time, without regard to the duration of contracts then outstanding and without deducting revenue already recognized under these contracts. Our contract value was $15.4 million at September 30, 2000 and $8.8 million at September 30, 1999. As of September 30, 2000, we have recognized $7.1 million of revenues of the $15.4 million in contract value.

         Our revenues and operating margins will fluctuate due, in part, to product and customer mix. Annual subscriptions to the @plan Kepler E-Business System and the Darwin E-Retail System are typically priced higher than annual subscriptions to the @plan Gutenberg Advertising System. Moreover, annual subscription pricing and renewal pricing are often negotiated and may vary based on the volume of subscriptions being sold to the client. Variations in product or client mix could cause our revenue and operating results to fluctuate on a quarterly or annual basis.

         Product costs consist primarily of amounts paid to The Gallup Organization for quarterly collection of data used in our market research systems. From time to time we will engage Gallup on a case-by-case basis to collect additional data. In the past, these additional engagements have caused our data collection costs to fluctuate from quarter to quarter, and we expect quarterly data collection costs to continue to fluctuate as we plan to continue to use Gallup for additional data collection. Product costs will also increase during the remainder of 2000 and in future periods as we continue to develop additional highly targeted vertical market research systems. Our second vertical system, the Emerson System for ad-supported websites, is scheduled for release at the beginning of the fourth quarter 2000.

         Also included in product costs are software development costs, which consist primarily of the amortization of capitalized software development costs and, to a lesser extent, other non-capitalized technology expenses such as Web site maintenance. Software development costs represent direct expenses incurred to improve or enhance our systems, including increasing access speeds, designing new user interfaces and developing new system modules. As of September 30, 2000, we had approximately $461,000 in capitalized software development costs which will be amortized and expensed as product costs over the next one to three years. See note 3 of the notes to our financial statements for an explanation of the accounting for our software development costs.

         We have incurred significant losses since inception and as of September 30, 2000, we had an accumulated deficit of $12.1 million. Our net losses and accumulated deficit resulted from our lack of substantial revenues and the significant costs incurred in the development of our systems and in the establishment of our operations infrastructure. Additionally, our accumulated deficit was affected by a $1.3 million dividend in connection with warrants issued to the holders of our preferred stock upon the consummation of our initial public offering. We intend to continue to make significant investments in the development of new products, the enhancement of our current systems and in the expansion of our sales force. As a result, we expect to incur additional losses at least through December 31, 2000.

         On September 25, 2000 the Company announced that the Company had entered into an Agreement and Plan of Merger, dated as of September 24, 2000 (the "Merger Agreement") among DoubleClick Inc., a Delaware corporation ("DoubleClick"), Atlas Merger Sub, Inc., a Tennessee corporation and a direct wholly-owned subsidiary of DoubleClick ("Merger Sub"), and us. Pursuant to the Merger Agreement, Merger Sub would merge with and into us (the "Merger"), with us continuing as the surviving corporation. As a result of the Merger, we would become a wholly-owned subsidiary of DoubleClick. See note 4 of notes to the financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenues. Total revenues increased 80% to $3.6 million for the three months ended September 30, 2000 from $2.0 million for the three months ended September 30, 1999. The increase in revenues resulted principally from an increase of $1.3 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of approximately $257,000 from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998. During the quarter, we had minimal revenues from our Darwin E-Retail system as it was not launched until March 2000.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 128% to $2.9 million for the three months ended September 30, 2000 from $1.3 million for the three months ended September 30, 1999. This increase was due primarily to an increase of approximately $770,000 in additional data collection costs and software development costs associated with the introduction of our Darwin E-Retail system. In addition, we incurred costs of approximately $652,000 in connection with the development of the Emerson System, our second vertical target market planning system.

         Consistent with our strategy, we are currently developing additional highly targeted vertical market research systems. As a result, we anticipate continuing to incur increased data collection and software costs during the remainder of 2000 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased 60% to $1.4 million for the three months ended September 30, 2000 from approximately $899,000 for the three months ended September 30, 1999. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, Company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 66% to approximately $926,000 for the three months ended September 30, 2000 as compared to approximately $558,000 for the three months ended September 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company. We anticipate hiring additional personnel and expect that general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was approximately $510,000 for the three months ended September 30, 2000 as compared to approximately $435,000 for the three months ended September 30, 1999. The increase in interest income was primarily attributable to the higher interest rates during the three months ended September 30, 2000.

         Net loss. Our net loss increased 295% to $1.1 million for the three months ended September 30, 2000 from approximately $287,000 for the three months ended September 30, 1999. This increase was primarily attributable to an increase of $1.4 million in products costs incurred during the three months ended September 30, 2000 in connection with the development of our vertical systems.

         Loss per share. The loss per share amount for the three months ended September 30, 2000 was $.10 compared to $.03 for the three months ended September 30, 1999.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         Revenues. Total revenues increased 96% to $9.8 million for the nine months ended September 30, 2000 from $5.0 million for the nine months ended September 30, 1999. The increase in revenues resulted principally from an increase of $3.3 million in recurring revenues from the retention of existing clients. These renewals reflect higher subscription rates than those in place during the initial term of these contracts, in accordance with contract provisions. Additionally, we experienced increased revenues of $1.5 million from subscription sales to new clients, including revenues from our @plan Kepler E-Business System launched in December 1998. During the nine months, we had minimal revenues from our Darwin E-Retail system as it was not launched until March 2000.

         Product Costs. Product costs consist primarily of amounts paid to Gallup for quarterly collection of data used in our market research systems and software development costs. Product costs increased 171% to $7.6 million for the nine months ended September 30, 2000 from $2.8 million for the nine months ended September 30, 1999. This increase was due primarily to an increase of $2.9 million in additional data collection costs and software development costs associated with the introduction of our Darwin E-Retail system. In addition, we incurred costs of $1.3 million in connection with the Emerson System, our second vertical target market planning system. Consistent with our strategy, we are currently developing additional highly targeted vertical market research systems. As a result, we anticipate continuing to incur increased data collection and software costs during the remainder of 2000 and in future periods.

         Selling and Marketing. Selling and marketing costs consist primarily of the personnel expenses associated with the sale and service of our systems, including commissions, public relations costs and marketing expenses. Selling and marketing costs increased 111% to $4.5 million for the nine months ended September 30, 2000 from $2.1 million for the nine months ended September 30, 1999. This increase was due largely to the expansion of our sales force and client service team, commissions associated with increased sales, and to a lesser extent, company branding initiatives. Selling and marketing costs will increase as we continue to expand our sales force and introduce new products.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for our administrative, financial and information technology personnel, professional fees, occupancy costs and general office expenses. General and administrative expenses increased 78% to $2.5 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. This increase was primarily due to the increase in personnel needed to support our expanding operations and related costs as well as costs related to being a public company including directors' and officers' liability insurance. We anticipate hiring additional personnel and expect that general and administrative expenses will increase in future periods.

         Interest income. Interest income consists of interest on our cash and cash equivalents. Interest income was $1.5 million for the nine months ended September 30, 2000 as compared to approximately $658,000 for the nine months ended September 30, 1999. The increase in interest income was primarily attributable to the higher cash balances during the nine months ended September 30, 2000 as a result of net proceeds from our sale of common stock in May 1999.

         Net loss. Our net loss increased 169% to $3.4 million for the nine months ended September 30, 2000 from $1.3 million for the nine months ended September 30, 1999. This increase was primarily attributable to an increase of $4.2 million in products costs incurred during the nine months ended September 30, 2000 in connection with the development of our vertical systems.

         Loss per share. The loss per share amount for the nine months ended September 30, 2000 was $.30. Included in the loss per share amount for the nine months ended September 30, 1999 of $.44, is a $1.3 million dividend associated with initial public offering warrants issued to preferred shareholders. Excluding the effect of this charge, the loss per share for the nine months ended September 30, 1999 was $.22.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, we had $31.4 million in cash and cash equivalents as compared to $34.7 million as of September 30, 1999. In May 1999, we consummated our initial public offering by selling 2,500,000 shares of Common Stock at a price of $14.00 per share. Net proceeds from the IPO, net of underwriting discounts and offering costs, were $31.7 million. Prior to May 1999, we financed our operations primarily through the private placement of preferred stock. Net proceeds from the sale of convertible preferred stock from inception through September 30, 2000 have totaled $9.6 million.

         Net cash used in operating activities was $3.2 million for the nine months ended September 30, 2000. Cash used in operating activities was primarily attributable to net losses and increases in accounts receivable offset by increases in accounts payable and deferred revenue. For the nine months ended September 30, 1999, net cash used in operating activities was approximately $147,000 which was primarily attributable to net operating losses and increases in accounts receivable offset partially by increases in deferred revenue and accounts payable.

         Deferred revenue was $2.6 million at September 30, 2000 as compared to $2.2 million at September 30, 1999. Deferred revenue represents amounts invoiced under contract prior to our rendering of services to the client. Unbilled accounts receivable was approximately $421,000 at September 30, 2000 and approximately $94,000 at September 30, 1999. Unbilled accounts receivable represents the value of services provided prior to invoicing.

         Net cash used in investing activities was approximately $523,000 for the nine months ended September 30, 2000 and approximately $621,000 for the nine months ended September 30, 1999. Cash used in investing activities in each period was attributed to software development costs and purchases of property and equipment.

         Net cash provided by financing activities was approximately $310,000 for the nine months ended September 30, 2000. Cash provided by financing activities was due to the exercise of stock options. For the nine months ended September 30, 1999, net cash provided by financing activities was $31.8 million, which was primarily attributable to the proceeds from the sale of common stock, net of issuance costs.

         We believe that our existing cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements through at least 2001. Thereafter, we may be required to raise additional funds. If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. There can be no assurance that additional funding, if needed, will be available on attractive terms, or at all. If financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products or services. The failure to raise capital when needed could harm our business, operating results and financial condition.

COMMITMENTS AND CONTINGENCIES

         We have no material commitments other than our lease for our corporate headquarters and obligations under our agreement with Gallup. Our agreement with Gallup provides us with initial baseline data and quarterly tracking data collection.

The agreement has a one-year term with nine successive one-year renewals and is cancelable by us upon 90-days written notice prior to an anniversary date. The annual renewal provides for CPI increases to the associated fees. During the third quarter of 1999 and the first quarter of 2000, we entered into additional agreements with Gallup to provide us with initial baseline data and quarterly tracking data collection for our targeted vertical market research systems. These agreements extend through August 2009 and September 2006, respectively and are cancelable by us upon 90-days' written notice prior to each anniversary date. Consistent with our growth strategy, we anticipate incurring increased data collection and software costs during the remainder of 2000 and in future periods as we continue to develop additional products.

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

                           Part II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On May 20, 1999, our Registration Statement on Form S-1 (File No.333-74507) was declared effective by the SEC. Pursuant to the Registration Statement we registered and sold 2,500,000 shares of Common Stock at a price of $14.00 per share. The managing underwriters were Hambrecht and Quist. The aggregate price of the amount offered and sold was $35.0 million.

         The following sets forth the Company's reasonable estimates of the total expenses incurred by the Company, from the effective date of the Registration Statement through September 30, 2000, in connection with the issuance and distribution of the securities registered.

         (i)   underwriting discounts and commissions           $2,450,000
         (ii)  other expenses                                      880,000
                                                                ----------
                                           Total                $3,330,000

         The net offering proceeds to the Company after deducting the total expenses set forth above were $31.7 million.

         From the effective date of the Registration Statement through September 30, 2000, we used approximately $300,000 of the net offering proceeds to fund general operating expenses.

Item 6.  Exhibits and Reports on Form 8-K

      (a) The following exhibit is attached hereto.

      27.1 Financial Data Schedule (Third Quarter 2000).

      (b) The Company filed a current report on Form 8-K on September 27, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            @plan.inc.

Date: November 14, 2000                     BY: /s/ Mark K. Wright
                                               -------------------------
                                            Mark K. Wright,
                                            Chairman and Chief Executive
                                            Officer (principal executive
                                            officer)



DATE: November 14, 2000                     BY: /s/ Nancy A. Lazaros
                                               -------------------------
                                            Nancy A. Lazaros,
                                            Senior Vice President
                                            and Chief Financial Officer
                                            (principal financial and
                                            accounting officer)

                                  EXHIBIT INDEX

Item           Description
----           -----------
27.1           Financial Data Schedule (Third Quarter 2000)